Form 10-K
period 1993-12-31
SANTA FE ENERGY TRUST
filed 1994-03-31
CIK 893486

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT
         OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 1-11450

                             SANTA FE ENERGY TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             TEXAS                                         76-6081498
  (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
      TEXAS COMMERCE BANK
      NATIONAL ASSOCIATION
   CORPORATE TRUST DIVISION
    600 TRAVIS, SUITE 1150
        HOUSTON, TEXAS                                          77002

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 216-5100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                                WHICH REGISTERED

DEPOSITARY UNITS, EVIDENCED BY SECURE                  NEW YORK STOCK EXCHANGE
      PRINCIPAL ENERGY RECEIPTS

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

    The aggregate market value of 6,300,000 Depositary Units in Santa Fe Energy Trust held by non-affiliates of the registrant at the closing sales price on March 25, 1994, of $19.75 was $124,425,000.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    As of March 25, 1994, 6,300,000 Depositary Units in Santa Fe Energy Trust.

    Documents Incorporated By Reference: None.

                               TABLE OF CONTENTS

                                     PART I

                                                 PAGE
Item 1.  Business-----------------------------     1

         Description of the Trust-------------     1

         Description of the Trust Units and
           Depositary Units-------------------     7

         Description of the Treasury
           Obligations------------------------    15

         Description of the Royalty
           Properties-------------------------    15

         Competition and Markets--------------    25

         Governmental Regulation--------------    26

Item 2.  Properties---------------------------    28

Item 3.  Legal Proceedings--------------------    28

Item 4.  Submission of Matters to a Vote of
           Security Holders-------------------    28

                                    PART II

Item 5.  Market for the Registrant's Common
           Equity and Related Holder
           Matters----------------------------    29

Item 6.  Selected Financial Data--------------    29

Item 7.  Management's Discussion and Analysis     29
           of Financial Condition and Results
           of Operations----------------------    32

Item 8.  Financial Statements and
           Supplementary Data-----------------    32

Item 9.  Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure---------------    32

                                    PART III

Item 10. Directors and Executive Officers of      32
           the Registrant---------------------

Item 11. Executive Compensation---------------    32

Item 12. Security Ownership of Certain
           Beneficial Owners and
           Management-------------------------    32

Item 13. Certain Relationships and Related
           Transactions-----------------------    32

                                    PART IV

Item 14. Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K--    33

SIGNATURES------------------------------------    41

                                     PART I

ITEM 1.  BUSINESS

                            DESCRIPTION OF THE TRUST

    The Santa Fe Energy Trust (the Trust), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, Texas Commerce Bank National Association (the Trustee), 600 Travis, Suite 1150, Houston, Texas 77002. The telephone number of the Trust is (713) 216-5100.

    The Trust was formed pursuant to an Organizational Trust Agreement dated as of October 22, 1992. Effective November 19, 1992, the Organizational Trust Agreement was amended and restated by the Trust Agreement of Santa Fe Energy Trust between Santa Fe Energy Resources, Inc. (Santa Fe) and Texas Commerce Bank National Association (the Trust Agreement). Under the terms of the Trust Agreement, Santa Fe conveyed royalty interests in certain oil and gas properties to the Trust. In exchange for the conveyance of such royalty interests, the Trust issued 6,300,000 units of undivided beneficial interest (Trust Units). The Trust Units and the Treasury Obligations (hereinafter defined) were deposited with Texas Commerce Bank National Association, as depositary (the Depositary) in exchange for 6,300,000 Depositary Units (hereinafter defined). Each Depositary Unit consists of beneficial ownership of one Trust Unit and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation (Treasury Obligation) maturing on February 15, 2008 (Liquidation Date). The Depositary Units are evidenced by Secure Principal Energy Receipts (SPERs), which are issued and transferable only in denominations of 50 Depositary Units or an integral multiple thereof. The Depositary Units are traded on the New York Stock Exchange under the symbol SFF.

    The Trust Units and Treasury Obligations are held by the Depositary for the holders of Depositary Units (Holders). The Treasury Obligations consist of a portfolio of United States Treasury stripped interest coupons that mature on the Liquidation Date in the aggregate face amount of $126,000,000, which amount equals $20 multiplied by the aggregate number of Depositary Units issued and outstanding. Since Depositary Units may be issued or transferred only in denominations of 50 or integral multiples thereof, each holder of 50 Depositary Units owns the entire beneficial interest in a discrete Treasury Obligation, in a face amount of $1,000, the minimum denomination of such Treasury Obligations. The Treasury Obligations do not pay current interest. See 'Description of Trust Units and Depositary Units -- Federal Income Tax Matters'.

    The Trust is a grantor trust formed by Santa Fe to hold royalty interests in certain oil and gas properties owned by Santa Fe (the Royalty Properties). The principal asset of the Trust consists of (i) two term royalty interests (the Wasson ODC Royalty and the Wasson Willard Royalty-collectively, the Wasson Royalties) conveyed to the Trust out of Santa Fe's royalty interests in two production units (the Wasson ODC Unit and the Wasson Willard Unit) in the Wasson Field, and (ii) a net profits royalty interest (the Net Profits Royalties) conveyed to the Trust out of Santa Fe's royalty interests and working interests in a diversified portfolio of oil and gas properties (the Net Profits Properties) located in 12 states (collectively, the Royalty Interests).

    The terms of the Trust Agreement provide, among other things, that: (1) the Trust cannot acquire any asset other than the Royalty Interests or engage in any business or investment activity of any kind whatsoever, except that cash being held by the Trustee as a reserve for liabilities or for distribution at the next distribution date will be placed in bank accounts or certificates; (2) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge assets of the Trust to secure payment of the borrowing; (3) the Trustee will receive the payments attributable to the Royalty Interests and pay all expenses, liabilities and obligations of the Trust; (4) the Trustee will make quarterly distributions to Holders of cash available for distribution in February, May, August and November of each year; (5) the Trustee is not required to make business decisions affecting the Trust

Units or the Trust assets, but under certain circumstances, the Trustee may be required to approve or disapprove an extraordinary transaction affecting the Trust and the Holders; and (6) the Trust will be liquidated on or prior to the Liquidation Date. The discussion of terms of the Trust Agreement contained herein is qualified in its entirety by reference to the Trust Agreement itself, which is an exhibit to this Form 10-K and is available upon request from the Trustee.

    The Trustee is paid an annual fee of approximately $12,500. The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses is anticipated to aggregate approximately $250,000 per year, although such costs could be greater or less depending on future events. The Trust paid Santa Fe an annual fee of $200,000 in 1993. Such fee will increase by 3.5% per year, payable quarterly, to reimburse Santa Fe for overhead expenses.

    The Wasson Royalties were conveyed from Santa Fe to the Trust pursuant to a single instrument of conveyance (the Wasson Conveyance). The Net Profits Royalties were conveyed from Santa Fe to the Trust pursuant to separate, substantially similar conveyances (the Net Profits Conveyances) except with respect to the Net Profits Royalties in properties located within the State of Louisiana and its related state waters. Due to the effect of certain Louisiana laws governing the transfer of properties to trusts, the Louisiana Net Profits Royalties were conveyed from Santa Fe to the Trust pursuant to a separate conveyance in the form of a secured interest in proceeds of production from such properties (the Louisiana Conveyance). The Louisiana Conveyance provides the Trust with the economic equivalent of the Net Profits Royalties determined with respect to the Net Profits Properties located in Louisiana. The Net Profits Conveyances, Wasson Conveyance and Louisiana Conveyance are referred to collectively as the Conveyances.

    Santa Fe owns the Royalty Properties subject to and burdened by the Royalty Interests. Santa Fe will receive all payments relating to the sale of production from the Royalty Properties and will be required, pursuant to the Conveyances, to pay to the Trust the portion thereof attributable to the Royalty Interests. Under the Conveyances, the amounts payable with respect to the Royalty Interests will be computed with respect to each calendar quarter, and such amounts will be paid by Santa Fe to the Trust not later than 60 days after the end of each calendar quarter. The amounts paid to the Trust will not include interest on any amounts payable with respect to the Royalty Interests which are held by Santa Fe prior to payment to the Trust. Santa Fe will be entitled to retain any amounts attributable to the Royalty Properties which are not required to be paid to the Trust with respect to the Royalty Interests.

    The following descriptions of the Wasson Royalties and the Net Profits Royalties, and the calculation of amounts payable to the Trust in respect thereof, are subject to and qualified by the more detailed provisions of the Conveyances included as exhibits to this Form 10-K and available upon request from the Trustee.

THE WASSON ROYALTIES

    THE WASSON ODC ROYALTY. The Wasson ODC Royalty was conveyed out of Santa Fe's 12.3934% royalty interest in the Wasson ODC Unit and entitles the Trust to receive quarterly royalty payments with respect to oil production from the Wasson ODC Unit for each calendar quarter (or two-month period in the case of the initial period ended December 31, 1992) during the period ending on December 31, 2007. The royalties payable with respect to the Wasson ODC Royalty for any calendar quarter is determined by multiplying (a) the Average Per Barrel Price (as defined below) received for such quarter with respect to oil production from the Wasson ODC Unit by (b) the Royalty Production (as defined below) for such quarter related to the Wasson ODC Royalty.

    'Royalty Production' for the Wasson ODC Royalty is defined as 12.3934% of the lesser of (i) the actual number of gross barrels of oil produced for such quarter from the Wasson ODC Unit and (ii) the applicable maximum quarterly gross production limitation set forth in the table below. The table also shows the maximum number of barrels of Royalty Production that may be produced per quarter in respect of the Wasson ODC Royalty (12.3934% of the quarterly gross production limitation).

                                        WASSON ODC ROYALTY      WASSON ODC ROYALTY
          CALENDAR QUARTERS              QUARTERLY GROSS           MAXIMUM NET
         IN THE YEAR ENDING                 PRODUCTION              QUARTERLY
            DECEMBER 31,                LIMITATION (MBBLS)      PRODUCTION (MBBLS)
    1994-----------------------------           418                    51.8
    1995-----------------------------           515                    63.8
    1996-----------------------------           521                    64.6
    1997-----------------------------           539                    66.8
    1998-----------------------------           532                    65.9
    1999-----------------------------           561                    69.5
    2000-----------------------------           522                    64.7
    2001-----------------------------           504                    62.5
    2002-----------------------------           530                    65.7
    2003-----------------------------           582                    72.1
    2004-----------------------------           604                    74.9
    2005-----------------------------           536                    66.4
    2006-----------------------------           502                    62.2
    2007-----------------------------           486                    60.2

    The Wasson ODC Royalty will terminate on December 31, 2007. Thus, the Trustee will make a final quarterly distribution from the Wasson ODC Royalty in respect of the fourth quarter of 2007 on or about the Liquidation Date.

    THE WASSON WILLARD ROYALTY. The Wasson Willard Royalty was conveyed out of Santa Fe's 6.8355% royalty interest in the Wasson Willard Unit and entitles the Trust to receive quarterly royalty payments with respect to oil production from the Wasson Willard Unit for each calendar quarter (or two-month period in the case of the initial period ended December 31, 1992) during the period ending on December 31, 2003. The royalty payable for any calendar quarter is determined by multiplying (a) the Average Per Barrel Price (as defined below) received for such quarter with respect to oil production from the Wasson Willard Unit by (b) the Royalty Production (as defined below) for such quarter related to the Wasson Willard Royalty.

    'Royalty Production' for the Wasson Willard Royalty is defined as 6.8355% of the lesser of (i) the actual number of gross barrels of oil produced for such quarter from the Wasson Willard Unit and (ii) thc applicable maximum quarterly gross production limitation set forth in the table below. The table also shows the maximum number of barrels of Royalty Production that may be produced per quarter in respect of the Wasson Willard Royalty (6.8355% of the quarterly gross production limitation).

                                          WASSON WILLARD          WASSON WILLARD
          CALENDAR QUARTERS             ROYALTY QUARTERLY        ROYALTY MAXIMUM
         IN THE YEAR ENDING              GROSS PRODUCTION         NET QUARTERLY
            DECEMBER 31,                LIMITATION (MBBLS)      PRODUCTION (MBBLS)
    1994-----------------------------           514                    35.1
    1995-----------------------------           494                    33.8
    1996-----------------------------           474                    32.4
    1997-----------------------------           455                    31.1
    1998-----------------------------           437                    29.9
    1999-----------------------------           390                    26.7
    2000-----------------------------           323                    22.1
    2001-----------------------------           268                    18.3
    2002-----------------------------           222                    15.2
    2003-----------------------------           175                    12.0

    AVERAGE PER BARREL PRICE. The 'Average Per Barrel Price' with respect to the Wasson Royalties for any calendar quarter generally means (a) the aggregate revenues received by Santa Fe for such quarter from the sale of oil production from its royalty interest in the Wasson Field production unit to which the particular Wasson Royalty relates less certain actual costs for such quarter which consist of post-production costs (including gathering, transporting, separating, processing, treatment, storing and marketing charges), costs of litigation concerning title to or operations of the Wasson Royalties, severance taxes, ad valorem taxes, excise taxes (including windfall profits taxes, if any), sales taxes and other similar taxes imposed upon the reserves or upon production, delivery or sale of such production, costs of audits, insurance premiums and amounts reserved for the foregoing, divided by (b) the aggregate number of barrels produced for such quarter from its royalty interest in the Wasson Field production unit to which the particular Wasson Royalty relates.

THE NET PROFITS ROYALTIES

    The Net Profits Royalties entitle the Trust to receive, on a quarterly basis, 90% of the Net Proceeds (as defined in the Net Profits Conveyances) from the sale of production from the Net Profits Properties. The Net Profits Royalties are not limited in term, although under the Trust Agreement the Trustee is directed to sell the Net Profits Royalties prior to the Liquidation Date. The definitions, formulas, accounting procedures and other terms governing the computation of Net Proceeds are detailed and extensive, and reference is made to the Net Profits Conveyances and the Louisiana Conveyance for a more detailed discussion of the computation thereof.

    CALCULATION OF NET PROCEEDS. 'Net Proceeds' generally means, for any calendar quarter, (a) with respect to Net Profits Properties that are conveyed from working interests, the excess of Gross Proceeds (as defined below) over all costs, expenses and liabilities incurred in connection with exploring, prospecting and drilling for, operating, producing, selling and marketing oil and gas, including, without limitation, all amounts paid as royalties, overriding royalties, production payments or other burdens against production pursuant to permitted encumbrances, delay rentals, payments in connection with the drilling or deferring of drilling of any well in the vicinity, adjustment payments to others in connection with contributions upon pooling, unitization or communitization, rent for use of or damage to the surface, costs under any joint operating unit or similar agreement, costs incurred with respect to reworking, drilling, equipping, plugging back, completing and recompleting wells, making production ready or available for market, constructing production and delivery facilities, producing, transporting, compressing, dehydrating, separating, treating, storing and marketing production, secondary or tertiary recovery or other operations conducted for the purpose of enhancing production, litigation concerning title to or operation of the working interests, renewals and extensions of leases, and taxes, and (b) with respect to Net Profits Properties that are conveyed from royalty interests, the excess of Gross Proceeds over all costs, expenses and liabilities incurred in making production available or ready for market, including, without limitation, costs paid for gathering, transporting, compressing, dehydrating, separating, treating, storing and marketing oil and gas, litigation concerning title to or operation of royalty interests, taxes, costs of audits and insurance premiums.

    'Gross Proceeds' generally means, for any calendar quarter, the amount of cash received by Santa Fe during such quarter from the sales of oil and gas produced from the Net Profits Properties excluding (a) all amounts attributable to nonconsent operations conducted with respect to any working interest in which Santa Fe or its assignee is a nonconsenting party and which is dedicated to the recoupment or reimbursement of penalties, costs and expenses of the consenting parties, (b) damages arising from any cause other than drainage or reservoir injury, (c) rental for reservoir use, (d) payments in connection with the drilling of any well on or in the vicinity of the Net Profits Properties and (e) all amounts set aside as reserved amounts. Gross Proceeds will not include (x) consideration for the transfer or sale of the Net Profits Properties (except as provided below under 'Description of the Trust -- Support Payments') or (y) any amount not received for oil and gas lost in the production or marketing thereof or used by the owner of the Net Profits Properties in drilling, production and plant operations. Gross Proceeds includes payments for future production to the extent they are not subject to repayment in the event of insufficient subsequent production.

    If a dispute arises as to the correct or lawful sales prices of any oil or gas produced from any of the Net Profits Properties, then for purposes of determining whether the amounts have been received by the owner of the Net Profits Properties and therefore constitute Gross Proceeds (a) the amounts withheld by a purchaser and deposited with an escrow agent shall not be considered to be received by the owner of the Net Profits Properties until actually collected, (b) amounts received by the owner of the Net Profits Properties and promptly deposited with a non-affiliated escrow agent will not be considered to have been received until disbursed to it by such escrow agent and (c) amounts received by the owner of the Net Profits Properties and not deposited with an escrow agent will be considered to have been received.

    The Trust is not liable to the owners or operators of the Net Profits Properties for any operating, capital or other costs or liabilities attributable to the Net Profits Properties or oil and gas produced therefrom, and the Trustee is not obligated to return any income received from the Net Profits Royalties. Overpayments to the Trust will reduce future amounts payable.

    The Net Profits Properties generally consist of mature producing properties and Santa Fe does not anticipate substantial additional development costs during the producing lives of these properties.

SUPPORT PAYMENTS

    The Wasson Conveyance provides that the Trust is entitled to additional quarterly royalty payments (Support Payments), subject to certain limitations herein described, from an additional royalty out of Santa Fe's interests in the Wasson ODC Unit during the period ending on December 31, 2002 (the Support Period) in the event that the net cash available for distribution to Holders from the Royalty Interests for any calendar quarter during the Support Period is less than an amount sufficient to distribute to Holders a minimum supported quarterly royalty per Depositary Unit equal to $0.40 per Depositary Unit (the Minimum Quarterly Royalty). The distribution with respect to the fourth quarter of 1993 (paid in the first quarter of 1994) included a Support Payment of $362,000 (approximately $0.06 per Depositary Unit). This Support Payment was required primarily due to lower realized oil prices and capital expenditures incurred with respect to the Net Profits Properties, a substantial portion of which related to the drilling of new wells. Based on current prices, it is expected that the distribution with respect to the first quarter of 1994 (to be paid in the second quarter of 1994) will include a Support Payment, the amount of which has not been determined.

    CALCULATION OF AMOUNT OF SUPPORT PAYMENT. Support Payments payable to the Trust for any calendar quarter during the Support Period shall be equal to the additional amount necessary to cause the Minimum Quarterly Royalty for such quarter to be paid by the Trust in respect of all outstanding Trust Units; provided, that the aggregate amount of Support Payments, net of any amounts recouped by Santa Fe pursuant to reductions in the royalties payable with respect to the Royalty Interests as described below, will be limited to $20 million (the Aggregate Support Payment Limitation Amount), as such amount may be replenished upon recoupment of certain amounts as described in the following paragraph.

    REDUCTION OF ROYALTY INTERESTS. In the event Support Payments are paid to the Trust for any quarter, the royalties payable with respect to the Wasson Royalties will be reduced in future quarters (including quarters after the Support Period but prior to the Liquidation Date) after the Trust has received (or amounts are set aside for payment of) proceeds from all of the Royalty Interests in amounts sufficient to pay 112.5% of the Minimum Quarterly Royalty ($0.45 per Depositary Unit) on all Trust Units outstanding at the end of such quarter in order to permit Santa Fe to recoup the aggregate amount of the Support Payments. Any such reduction in royalties payable with respect to the Royalty Interests would be made first to the Wasson ODC Royalty and then, if additional reductions are necessary, from the Wasson Willard Royalty. The effect of such reductions in the royalties payable with respect to the Wasson Royalties would be to eliminate distributions in excess of $0.45 per Depositary Unit until the Support Payments, if any, received by the Trust have been recouped by Santa Fe through such reductions in the Wasson Royalties.

    PROPORTIONATE REDUCTION OF MINIMUM QUARTERLY ROYALTY AND AGGREGATE SUPPORT PAYMENT LIMITATION AMOUNT UPON CERTAIN SALES. In the event that Santa Fe causes the Trust to sell or release a portion of the Net Profits Royalties in connection with the sale by Santa Fe of underlying Net Profits Properties, the Minimum Quarterly Royalty and the Aggregate Support Payment Limitation Amount will be adjusted proportionately downward to equal the product resulting from multiplying each of the Minimum Quarterly Royalty and the Aggregate Support Payment Limitation Amount by a fraction, the numerator of which will be the Remaining Royalty Interests Amount (as defined below) and the denominator of which will be the Existing Royalty Interests Amount (as defined below). For such purposes, the 'Remaining Royalty Interests Amount' means, at any time, the Existing Royalty Interests Amount (as defined below) less the present value of the future net revenues attributable to the portion of the Net Profits Royalties sold or released by the Trust, determined by reference to the reserve report for the Royalty Properties prepared in accordance with guidelines of the Securities and Exchange Commission (Commission) as of the December 31 immediately preceding the date of the sale. The 'Existing Royalty Interests Amount' means, at any time, the then present value of the future net revenues attributable to the Royalty Interests (including the portion sold or released by the Trust), determined by reference to the reserve report for the Royalty Properties prepared in accordance with Commission guidelines as of the December 31 immediately preceding the date of the sale. Following any such sale of Net Profits Royalties, the Trustee will notify the Holders of the adjusted Minimum Quarterly Royalty and the adjusted Aggregate Support Payment Limitation Amount.

OTHER MATTERS

    Payments to the Trust are attributable to the sale of depleting assets. Thus, the reserves attributable to the Royalty Properties are expected to decline over time. Based on the estimated production volumes in the Reserve Report (hereinafter defined), on an equivalent basis the oil and gas production from proved reserves attributable to the Royalty Interests in the year preceding the Liquidation Date is expected to be approximately 25% of the initial production rate attributable to the Royalty Properties.

    Under the terms of the Conveyances, neither the Trustee, the Trust nor the Holders will be able to influence or control the operation or future development of the Royalty Properties. Santa Fe operates only a small number of the Royalty Properties and is not expected to be able to significantly influence the operations or future development of the Royalty Properties that are royalty interests or that consist of relatively small working interests. Such operations will generally be controlled by persons unaffiliated with the Trustee and Santa Fe. Santa Fe, however, owns working interests in the Wasson ODC Unit and the Wasson Willard Unit and may be able to exercise some influence, though not control, over unit operations.

    The tertiary recovery operations in the Wasson Field have required substantial capital expenditures and will involve significant future capital expenditures for CO2 acquisition, particularly in the Wasson Willard Unit. A prolonged oil price downturn could cause the operators in the Wasson Field to reassess the economic viability of capital intensive production operations notwithstanding their substantial unrecovered investment. Such decisions will not be in the control of either Santa Fe or the Trustee and could have the effect of substantially reducing expected production from the Wasson Field.

    The current operators of the Royalty Properties are under no obligation to continue operating such properties, and neither the Trustee, the Holders nor Santa Fe will be able to appoint or control the appointment of replacement operators. The operators of the Net Profits Properties and any transferee have the right to abandon any well or property on a Net Profits Property that is a working interest, if, in their opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities, and upon termination of any such lease that portion of the Net Profits Royalties relating thereto will be extinguished.

    The Trust Agreement provides that Santa Fe may sell the Royalty Properties, subject to and burdened by the Royalty Interests, without the consent of the Holders. In addition, Santa Fe may, without the consent of the Holders, require the Trust to release up to $5 million of the Net Profit Royalties in any 12-month period (limited to $15 million in the aggregate for all sales prior to January 1, 2002) in connection with a sale of the Net Profits Properties provided that the Trust receives an amount equal to 90% of the net proceeds received by Santa Fe with respect to the Net Profits Properties so sold and such cash price represents the fair market value of such properties (which fair market value for sales in excess of $500,000 will be determined by independent appraisal). Such sales can be required of the Trust without regard to any dollar limitation on and after December 31, 2005. Any net sales proceeds paid to the Trust are distributable to Holders for the quarter in which such proceeds are received. Pursuant to the Trust Agreement, the Trust may not sell the Wasson ODC Royalty or the Wasson Willard Royalty without the consent of Santa Fe. Under the Trust Agreement, Santa Fe has a right of first refusal to purchase any of the Royalty Interests at fair market value, or if applicable the offered third-party price, prior to the Liquidation Date.

    The Trust has no employees. Administrative functions of the Trust are performed by the Trustee.

              DESCRIPTION OF THE TRUST UNITS AND DEPOSITARY UNITS

    The following information is subject to the detailed provisions of the Custodial Deposit Agreement entered into by Santa Fe, the Trustee, the Depositary and all holders from time to time of SPERs (the Deposit Agreement), which is an exhibit to this Form 10-K and is available upon request from the Trustee.

    The functions of the Depositary under the Deposit Agreement are custodial and ministerial in nature and for the benefit of Holders. The Deposit Agreement and the issuance of SPERs thereunder provide Holders an administratively convenient form of holding an investment in the Trust and a Treasury Obligation. Each Depositary Unit is evidenced by a SPER, which is issued by the Depositary and transferable only in denominations of 50 Depositary Units or an integral multiple thereof. Accordingly, each Holder of 50 Depositary Units owns a beneficial interest in 50 Trust Units and the entire beneficial interest in a discrete Treasury Obligation in a face amount of $1,000, or $20 per Depositary Unit.

    The deposited Trust Units and Treasury Obligations are held solely for the benefit of the Holders and do not constitute assets of the Depositary or the Trust. The Depositary has no power to assign, transfer, pledge or otherwise dispose of any of the Trust Units or Treasury Obligations, except as described under 'Possible Divestiture of Depositary Units and Trust Units'.

    Generally, the Depositary Units are entitled to participate in distributions with respect to the Trust Units and such distributions with respect to the Treasury Obligations and the liquidation of the remaining assets of the Trust.

    Upon the written request of a Holder for withdrawal of Trust Units and Treasury Obligations evidenced by SPERs in denominations of 50 Depositary Units or an integral multiple thereof from deposit and the surrender of such Holder's SPER in compliance with the terms of the Deposit Agreement, the Holder surrendering such Depositary Units will be entitled to receive the underlying Trust Units, which will be uncertificated, and whole Treasury Obligation as described herein. These withdrawn Trust Units will be evidenced on the books of the Trustee by a transfer of such Trust Units from the name of the Depositary to the name of the withdrawing Holder. Holders of withdrawn Trust Units will be entitled to receive Trust distributions and periodic Trust information (including tax information) directly from the Trustee. Due to the accreting nature of the value of the zero coupon Treasury Obligations, the withdrawal and sale of a Treasury Obligation underlying Depositary Units prior to its maturity will result in the Holder receiving less than the face value for its Treasury

Obligation investment. The amount a withdrawing Holder may receive from the sale of a Treasury Obligation prior to its maturity will be affected by such factors as then current interest rates and the small size of the Treasury Obligation relative to typical trades in the secondary market for United States Treasury obligations (which may result in a discount to quoted market values).

    Pursuant to the Trust Agreement and the related transfer application, withdrawn Trust Units are not transferable except by operation of law. A holder of withdrawn Trust Units may, however, transfer such Trust Units in denominations of 50 (or an integral multiple thereof) to the Depositary for redeposit, together with Treasury Obligations in the face amount equal to $1,000 for each 50 Trust Units redeposited, in exchange for Depositary Units. Such redeposit may be effected by delivering written notice of such transfer jointly to the Depositary and the Trustee together with proper documentation necessary to transfer the requisite Treasury Obligations into the name of the Depositary.

DISTRIBUTIONS

    The Trustee determines for each calendar quarter during the term of the Trust the amount of cash available for distribution to holders of Depositary Units and the Trust Units evidenced thereby. Such amount (the Quarterly Distribution Amount) is equal to the excess, if any, of the cash received by the Trust from the Royalty Interests then held by the Trust during such quarter, plus any other cash receipts of the Trust during such quarter, over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payments of contingent or future obligations of the Trust. Based on industry practice and the payment procedures relating to the Net Profits Royalties, cash received by the Trustee in a particular quarter from the Net Profits Royalties generally represents proceeds from sales of production for the three months ending two months prior to the end of such quarter with respect to gas, and one month prior to the end of such quarter with respect to oil. For example, the royalty income received by the Trust for the third calendar quarter with respect to gas is attributable to production in the months of May, June and July (for which Santa Fe would have received payment from the purchasers in July, August and September, respectively). Since proceeds from the sale of production from the Wasson Properties are received within one month of production, payments in respect of the Wasson Royalties are made for production from the calendar quarter to which the Quarterly Distribution Amount relates. The Quarterly Distribution Amount for each quarter is payable to Holders of Depositary Units of record on the 45th day following each calendar quarter (or the next succeeding business day following such day if such day is not a business day) or such later date as the Trustee determines is required to comply with legal or stock exchange requirements (the Quarterly Record Date). The Trustee distributes cash to the Holders within two months after the end of each calendar quarter to each person who was a Holder of Depositary Units of record on a Quarterly Record Date.

    The net taxable income of the Trust for each calendar quarter will be reported by the Trustee for tax purposes as belonging to the Holders of record to whom the Quarterly Distribution Amount was or will be distributed. Because the Trust will be classified for tax purposes as a 'grantor trust' (see 'Federal Income Tax Matters'), the net taxable income will be realized by the Holders for tax purposes in the calendar quarter received by the Trustee, rather than in the quarter distributed by the Trustee. Taxable income of a Holder may differ from the Quarterly Distribution Amount because the Wasson Royalties and Treasury Obligations are treated as generating interest income for tax purposes. There may also be minor variances because of the possibility that, for example, a reserve will be established in one quarter that will not give rise to a tax deduction until a subsequent quarter, an expenditure paid for in one quarter will have to be amortized for tax purposes over several quarters, etc. See 'Federal Income Tax Matters.'

    Each Holder of Depositary Units (including the underlying Trust Units) of record as of the business day next preceding the Liquidation Date will be entitled to receive a liquidating distribution equal to a pro rata portion of the net proceeds from the sale of the Net Profits Royalties (to the extent not previously distributed) and a pro rata portion of the proceeds from the matured Treasury Obligations.

POSSIBLE DIVESTITURE OF DEPOSITARY UNITS AND TRUST UNITS

    The Trust Agreement imposes no restrictions based on nationality or other status of holders of Trust Units. However, the Trust Agreement and the Deposit Agreement provide that in the event of certain judicial or administrative proceedings seeking the cancellation or forfeiture of any property in which the Trust has an interest because of the nationality, citizenship, or any other status, of any one or more holders of Trust Units including Holders of Depositary Units, the Trustee will give written notice thereof to each holder whose nationality, citizenship or other status is an issue in the proceeding, which notice will constitute a demand that such holder dispose of his Depositary Units or withdrawn Trust Units within 30 days. If any holder fails to dispose of his Depositary Units or withdrawn Trust Units in accordance with such notice, cash distributions on such units are subject to suspension. In the event a holder fails to dispose of Depositary Units in accordance with such notice, the Depositary may cancel such holder's Depositary Units and reissue them in the name of the Trustee, whereupon the Trustee will use its reasonable efforts to sell the Depositary Units and remit the net sale proceeds to such holder. In the case of Trust Units withdrawn from deposit with the Depositary, the Trustee shall redeem such Trust Units not divested in accordance with such notice, for a cash price equal to the then-current market price of the Depositary Units less the then-current, over-the-counter bid price of the related, withdrawn Treasury Obligations. The redemption price will be paid out in quarterly installments limited to the amount that otherwise would have been distributed in respect of such redeemed Trust Units.

LIABILITY OF HOLDERS

    The Trust is intended to be classified as an 'express trust' under Texas law and thus subject to the Texas Trust Code. Under the Texas Trust Code, a trust beneficiary will not be held personally liable for obligations incurred by the Trust except in limited circumstances principally related to wrongful conduct by the trust beneficiary. It is unclear whether the Trust constitutes an 'express trust' under the Texas Trust Code. If the Trust were held not to be an express trust, a Holder could be jointly and severally liable for any liability of the Trust in the event that (i) the satisfaction of such liability was not by contract limited to the assets of the Trust and (ii) the assets of the Trust were insufficient to discharge such liability. Examples of such liability would include liabilities arising under environmental laws and damages arising from product liability and personal injury in connection with the Trust's business. Each Holder should weigh this potential exposure in deciding whether to retain or transfer his Trust Units.

LIQUIDATION OF THE TRUST

    The Trust will be liquidated and the Net Profits Royalties will be sold on or prior to the Liquidation Date. Holders of record as of the business day next proceeding the Liquidation Date will be entitled to receive a terminating distribution with respect to each Depositary Unit equal to a pro rata portion of the net proceeds from the sale of the Net Profits Royalties (to the extent not previously distributed) and a pro rata portion of the proceeds from the matured Treasury Obligations. Under the Trust Agreement, Santa Fe has a right of first refusal to purchase any of the Royalty Interests at fair market value, or if applicable, the offered third-party price, prior to the Liquidation Date.

FEDERAL INCOME TAX MATTERS

    This section is a summary of Federal income tax matters of general application which addresses all material tax consequences of the ownership and sale of Depositary Units. Except where indicated, the discussion below describes general Federal income tax considerations applicable to individuals who are citizens or residents of the United States. Accordingly, the following discussion has limited application to domestic corporations and persons subject to specialized Federal income tax treatment, such as tax-exempt entities, regulated investment companies and insurance companies. The following discussion does not address tax consequences to foreign persons. It is impractical to comment on all aspects of Federal, state, local and foreign laws that may affect the tax consequences of the transactions contemplated hereby and of an investment in Depositary Units as they relate to the particular circumstances of every prospective Holder. EACH HOLDER SHOULD CONSULT HIS OWN TAX ADVISOR WITH RESPECT TO HIS PARTICULAR CIRCUMSTANCES.

    This summary is based on current provisions of the Internal Revenue Code of 1986, as amended (the Code), existing and proposed regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. Some of the applicable provisions of the Code have not been interpreted by the courts or the Internal Revenue Service (IRS).

    No ruling has been or will be requested from the IRS with respect to any matter affecting the Trust or Holders, and thus no assurance can be provided that the statements set forth herein (which do not bind the IRS or the courts) will not be challenged by the IRS or will be sustained by a court if so challenged.

  TREATMENT OF DEPOSITARY UNITS

    A purchaser of a Depositary Unit will be treated, for Federal income tax purposes, as purchasing directly an interest in the Treasury Obligations and a Trust Unit. A purchaser will therefore be required to allocate the purchase price of his Depositary Unit between the interest in the Treasury Obligations and the Trust Unit in the proportion that the fair market value of each bears to the fair market value of the Depositary Unit. Information regarding purchase price allocations will be furnished to Holders by the Trustee.

  CLASSIFICATION AND TAXATION OF THE TRUST

    The Trust will be taxable as a grantor trust and not as an association taxable as a corporation. As a grantor trust, the Trust will not be subject to tax. For tax purposes, Holders will be considered to own and receive the Trust's income and principal as though no trust were in existence. The Trust will file an information return, reporting all items of income, credit or deduction which must be included in the tax returns of Holders. If the Trust were determined to be an association taxable as a corporation, it would be treated as a separate entity subject to corporate tax on its taxable income, Holders would be treated as shareholders, and distributions to Holders from the Trust would be treated as nondeductible corporate distributions. Such distributions would be taxable to a Holder, first, as dividends to the extent of the Holder's pro rata share of the Trust's earnings and profits, then as a tax-free return of capital to the extent of his basis in his Trust Units, and finally as capital gain to the extent of any excess.

  DIRECT TAXATION OF HOLDERS

    Because the Trust will be treated as a grantor trust for Federal income tax purposes, and a Holder will be treated, for Federal income tax purposes, as owning a direct interest in the Treasury Obligations and the assets of the Trust, each Holder will be taxed directly on his pro rata share of the income attributable to the Treasury Obligations and the assets of the Trust and will be entitled to claim his pro rata share of the deductions attributable to the Trust (subject to certain limitations discussed below). Income and expenses attributable to the assets of the Trust and the Treasury Obligations will be taken into account by Holders consistent with their method of accounting and without regard to the taxable year or accounting method employed by the Trust.

    The Trust will make quarterly distributions to Holders of record on each Quarterly Record Date. The terms of the Trust Agreement seek to assure to the extent practicable that taxable income attributable to such distributions will be reported by the Holder who receives such distributions, assuming that he is the owner of record on the Quarterly Record Date. In certain circumstances, however, a Holder will not receive the distribution attributable to such income. For example, if the Trustee establishes a reserve or borrows money to satisfy debts and liabilities of the Trust, income associated with the cash used to establish that reserve or to repay that loan must be reported by the Holder, even though that cash is not distributed to him. In addition, Holders will be required to recognize certain interest income attributable to the Treasury Obligations with respect to which no current cash distributions will be made.

    The Trust intends to allocate income and deductions to Holders based on record ownership at Quarterly Record Dates. It is unknown whether the IRS will accept that allocation or will require income and deductions of the Trust to be determined and allocated daily or require some method of daily proration, which could result in an increase in the administrative expenses of the Trust.

  TREATMENT OF TRUST UNITS

    Because the Trust is treated as a grantor trust for tax purposes, each Holder will be treated as purchasing directly an interest in the Royalty Interests. The purchaser of a Depositary Unit will be required to allocate the portion of his total purchase price allocated to the Trust Unit among the Royalty Interests in the proportion that the fair market value of each of the Royalty Interests bears to the total fair market value of all of the Royalty Interests. For purposes of making this allocation, the Royalty Interests will include the Wasson ODC Royalty, the Wasson Willard Royalty and the Net Profits Royalties. Information regarding purchase price allocations will be furnished to Holders by the Trustee.

  INTEREST INCOME

    Based on representations made by Santa Fe regarding the reserves burdened by the Wasson Royalties and the expected life of the Wasson Royalties, the Wasson Royalties will be treated as 'production payments' under Section 636(a) of the Code. Thus, each Holder will be treated as making a mortgage loan on the Wasson Properties to Santa Fe in an amount equal to the amount of the purchase price of each Depositary Unit allocated to the Wasson Royalties. Because they are treated as debt instruments for tax purposes, the Wasson Royalties will be subject to the Original Issue Discount (OID) rules of Sections 1272 through 1275 of the Code. Section 1272 generally requires the periodic inclusion of original issue discount in income of the purchaser of a debt instrument. Section 1275 provides special rules and authorizes the IRS to prescribe regulations modifying the statutory provisions where, by reason of contingent payments, the tax treatment provided under the statutory provisions does not carry out the purposes of such provisions. The IRS has not yet issued either temporary or final regulations dealing with contingent payments. Proposed regulations dealing with contingent payments were issued in 1986 and modified in 1991 (the Proposed Regulations).

    Under the Proposed Regulations, each payment (at the time the amount of such payment becomes fixed) made to the Trust with respect to the Wasson Royalties will be treated first as consisting of a payment of interest to the extent of interest deemed accrued under the OID rules and the excess (if any) will be treated as a payment of principal. The total amount treated as principal will be limited to the amount of the purchase price of each Depositary Unit allocated to the Wasson Royalties. For purposes of determining the amount of accrued interest, the Proposed Regulations require the use of the Applicable Federal Rate based on the due date of the final payment due under the terms of each of the production payments, which for the Wasson Willard Royalty and the Wasson ODC Royalty is December 31, 2003 and December 31, 2007, respectively.

    Holders will also be required to recognize and report OID interest income attributable to the Treasury Obligations. In general, the total amount of OID interest income a Holder will be required to recognize will be calculated as the difference between the amount of the purchase price of a Depositary Unit allocated to the Treasury Obligations and the pro rata portion of the face amount of such Treasury Obligations attributable to the Depositary Unit. The amount of OID interest income so calculated will be included in income by a Holder on the basis of a constant interest rate computation.

  ROYALTY INCOME AND DEPLETION

    The income from the Net Profits Royalties will be royalty income subject to an allowance for depletion. The depletion allowance must be computed separately by each Holder for each oil or gas property (within the meaning of Code Section
614). The IRS presently takes the position that a net profits interest carved out of multiple properties is a single property for depletion purposes. Accordingly, the Trust intends to take the position that the Net Profits Royalties are a single property for depletion purposes until such time as the issue is resolved in some other manner.

    The allowance for depletion with respect to a property is determined annually and is the greater of cost depletion or, if allowable, percentage depletion. Percentage depletion is generally available to 'independent producers' (generally persons who are not substantial refiners or retailers of oil or gas or their primary products) on the equivalent of 1,000 barrels of production per day. Percentage depletion is a statutory allowance equal to 15% of the gross income from production from a property subject to a net income limitation which is 100% of the taxable income from the property, computed without regard to depletion deductions and certain loss carrybacks. The depletion deduction attributable to percentage depletion for a taxable year is limited to 65% of the taxpayer's taxable income for the year before allowance of 'independent producers' percentage depletion and certain loss carrybacks. Unlike cost depletion, percentage depletion is not limited to the adjusted tax basis of the property, although it reduces such adjusted tax basis (but not below zero).

    In computing cost depletion for each property for any year, the adjusted tax basis of that property at the beginning of that year is divided by the estimated total units (Bbls of oil or Mcf of gas) recoverable from that property to determine the per-unit allowance for such property. The per-unit allowance is then multiplied by the number of units produced and sold from that property during the year. Cost depletion for a property cannot exceed the adjusted tax basis of such property. Since the Trust will be taxed as a grantor trust, each Holder will compute cost depletion using his basis in his Trust Units allocated to the Net Profits Royalties. Information will be provided to each Holder reflecting how that basis should be allocated among each property represented by his Trust Units.

  OTHER INCOME AND EXPENSES

    It is anticipated that the Trust may generate some interest income on funds held as a reserve or held until the next distribution date. Expenses of the Trust will include administrative expenses of the Trustee. Under the Code, certain miscellaneous itemized deductions of an individual taxpayer are deductible only to the extent that in the aggregate they exceed 2% of the taxpayer's adjusted gross income. Certain administrative expenses attributable to the Trust Units may have to be aggregated with an individual Holder's other miscellaneous itemized deductions to determine the excess over 2% of adjusted gross income. It is anticipated that the amount of such expenses will not be significant in relation to the Trust's income.

  NON-PASSIVE ACTIVITY INCOME AND LOSS

    The income and expenses of the Trust will not be taken into account in computing the passive activity losses and income under Code Section 469 for a Holder who acquires and holds Depositary Units as an investment.

  UNRELATED BUSINESS TAXABLE INCOME

    Certain organizations that are generally exempt from tax under Code Section 501 are subject to tax on certain types of business income defined in Code
Section 512 as unrelated business income. The income of the Trust will not be unrelated business taxable income within the meaning of Code Section 512 so long as the Trust Units are not 'debt-financed property' within the meaning of Code
Section 524(b). In general, a Trust Unit would be debt-financed if the Holder incurs debt to acquire a Trust Unit or otherwise incurs or maintains a debt that would not have been incurred or maintained if such Trust Unit had not been acquired. Legislative proposals have been made from time to time which, if adopted, would result in the treatment of income attributable to the Net Profits Royalties as unrelated business income.

  SALE OF DEPOSITARY UNITS; DEPLETABLE BASIS

    Generally, a Holder will realize gain or loss on the sale or exchange of his Depositary Units measured by the difference between the amount realized on the sale or exchange and his adjusted basis for such Depositary Units. Gain or loss on the sale of Depositary Units by a Holder who is not a dealer with respect to such Depositary Units and who has a holding period for the Depositary Units of more than one year will be treated as long-term capital gain or loss except to the extent of the depletion recapture amount. A Holder's basis in his Depositary Units will be equal to the amount paid for such Depositary Units. Such basis will be increased by the amount of any OID interest income recognized by the Holder attributable to the Treasury Obligations. Such basis will be reduced by deductions for depletion claimed by the Holder (but not below zero). In addition, such basis will be reduced by the amount of any payments attributable to the Wasson Royalties which are treated as payments of principal under the OID rules. For Federal income tax purposes, the sale of a Depositary Unit will be treated as a sale by the Holder of his interest in the Treasury Obligations and the assets of the Trust. Thus, upon the sale of Depositary Units, a Holder must treat as ordinary income his depletion recapture amount, which is an amount equal to the lesser of (i) the gain on that sale attributable to disposition of the Net Profits Royalties or (ii) the sum of the prior depletion deductions taken with respect to the Net Profits Royalties (but not in excess of the initial basis of such Depositary Units allocated to the Net Profits Royalties). It is possible that the IRS would take the position that a portion of the sales proceeds is ordinary income to the extent of any accrued income at the time of sale allocable to the Depositary Units sold, but which is not distributed to the selling Holder.

  SALE OF NET PROFITS ROYALTIES

    In certain circumstances, Santa Fe may cause the Trustee, without the consent of the Holders, to release a portion of the Net Profits Royalties in connection with a sale by Santa Fe of the underlying Net Profits Properties. Additionally, the assets of the Trust, including the Net Profits Royalties, will be sold by the Trustee prior to the Liquidation Date in anticipation of the termination of the Trust. A sale by the Trust of Net Profits Royalties will be treated for Federal income tax purposes as a sale of Net Profits Royalties by a Holder. Thus, a Holder will recognize gain or loss on a sale of Net Profits Royalties by the Trust. A portion of that income may be treated as ordinary income to the extent of depletion recapture. See 'Sale of Depositary Units; Depletable Basis,' above.

  BACKUP WITHHOLDING

    In general, distributions of Trust income will not be subject to 'backup withholding' unless: (i) the Holder is an individual or other noncorporate taxpayer and (ii) such Holder fails to comply with certain reporting procedures.

  TAX SHELTER REGISTRATION

    Code Section 6111 requires a tax shelter organizer to register a 'tax shelter' with the IRS by the first day on which interests in the tax shelter are offered for sale. The Trust is registered as a tax shelter with the IRS. The Trust's tax shelter registration number is 92322000636.

    A Holder who sells or otherwise transfers a Trust Unit in a subsequent transaction must furnish the tax shelter registration number to the transferee. The penalty for failure of the transferor of a Trust Unit to furnish such tax shelter registration number to a transferee is $100 for each such failure. Holders must disclose the tax shelter registration number of the Trust on Form 8271 to be attached to the tax return on which any deduction, loss, credit or other benefit generated by the Trust is claimed or income of the Trust is included. A Holder who fails to disclose the tax shelter registration number on his return, without reasonable cause for such failure, will be subject to a $50 penalty for each such failure. (Any penalties discussed herein are not deductible for income tax purposes.)

    ISSUANCE OF A TAX SHELTER REGISTRATION NUMBER DOES NOT INDICATE THAT AN INVESTMENT IN DEPOSITARY UNITS OR TRUST UNITS OR THE CLAIMED TAX BENEFITS HAVE BEEN REVIEWED, EXAMINED OR APPROVED BY THE IRS.

ERISA CONSIDERATIONS

    The Employee Retirement Income Security Act of 1974, as amended (ERISA), imposes certain requirements on pension, profit-sharing and other employee benefit plans to which it applies (Plans), and contains standards on those persons who are fiduciaries with respect to such Plans. In addition, under the Code, there are similar requirements and standards which are applicable to certain Plans and individual retirement accounts (whether or not subject to ERISA) (collectively, together with Plans subject to ERISA, referred to herein as Qualified Plans).

    A fiduciary of a Qualified Plan should carefully consider fiduciary standards under ERISA regarding the Plan's particular circumstances before authorizing an investment in Trust Units. A fiduciary should first consider (i) whether the investment satisfies the prudence requirements of Section 404(a)(1)(B) of ERISA, (ii) whether the investment satisfies the diversification requirements of Section 404(a)(1)(C) of ERISA and (iii) whether the investment is in accordance with the documents and instruments governing the Plan as required by Section 404(a)(1)(D) of ERISA.

    In order to avoid the application of certain penalties, a fiduciary must also consider whether the acquisition of Trust Units and/or operation of the Trust might result in direct or indirect nonexempt prohibited transactions under
Section 406 of ERISA and Code Section 4975. In determining whether there are such prohibited transactions, a fiduciary must determine whether there are 'plan assets' involved in the transaction. On November 13, 1986, the Department of Labor published final regulations (the DOL Regulations) concerning whether or not a Qualified Plan's assets (such as a Trust Unit) would be deemed to include an interest in the underlying assets of an entity (such as the Trust) for purposes of the reporting, disclosure and fiduciary responsibility provisions of ERISA and analogous provisions of the Code, if the Plan acquires an 'equity interest' in such entity. The DOL Regulations provide that the underlying assets of an entity will not be considered 'plan assets' if the interests in the entity are a publicly offered security. Trust Units are considered to be 'publicly offered' for this purpose if they are part of a class of securities that is (i) widely held (I.E., owned by more than 100 investors independent of the issuer and each other), (ii) freely transferable, and (iii) registered under Section 12(b) or 12(g) of the Exchange Act. Although no assurances can be given, it is believed that these requirements have been satisfied with respect to Trust Units. Fiduciaries, however, will need to determine whether the acquisition of Trust Units is a nonexempt prohibited transaction under the general requirements of ERISA Section 406 and Code Section 4975.

    Due to the complexity of the prohibited transaction rules and the penalties imposed upon persons involved in prohibited transactions, it is important that potential Qualified Plan investors consult with their counsel regarding the consequences under ERISA and the Code of their acquisition and ownership of Trust Units.

STATE TAX CONSIDERATIONS

    The following is intended as a brief summary of certain information regarding state income taxes and other state tax matters affecting individuals who are Holders. Holders are urged to consult their own legal and tax advisors with respect to these matters.

    Prospective investors should consider state and local tax consequences of an investment in Depositary Units. The Trust owns the Royalty Interests burdening oil and gas properties located in Alabama, Arkansas, California, Colorado, Kansas, Louisiana, Mississippi, New Mexico, North Dakota, Oklahoma, Texas and Wyoming. Of these, all but Texas and Wyoming have income taxes applicable to individuals. As stated, Texas currently has no income tax and the Reserve Report reflects that more than 50% of the estimated future net cash inflows generated by the Trust will be attributable to properties located in Texas. A Holder may be required to file state income tax returns and/or to pay taxes in those states imposing income taxes and may be subject to penalties for failure to comply with such requirements. Further, in some states the Trust may be taxed as a separate entity.

    The Depositary will provide information prepared by the Trustee concerning the Depositary Units sufficient to identify the income from Depositary Units that is allocable to each state. Holders of Depositary Units should consult their own tax advisors to determine their income tax filing requirements with respect to their share of income of the Trust allocable to states imposing an income tax on such income.

    The Trust Units represented by Depositary Units may constitute real property or an interest in real property under the inheritance, estate and probate laws of some or all of the states listed above. If the Depositary Units are held to be real property or an interest in real property under the laws of a state in which the Royalty Properties are located, the holders of Depositary Units may be subject to devolution, probate and administration laws, and inheritance or estate and similar taxes under the laws of such state.

                    DESCRIPTION OF THE TREASURY OBLIGATIONS

    The Treasury Obligations consist of a portfolio of interest coupons stripped from United States Treasury Bonds. All of the Treasury Obligations become due on the Liquidation Date in the aggregate face amount of $126,000,000, which amount equals $20 per outstanding Depositary Unit. The Treasury Obligations were purchased on behalf of the Depositary at a deep discount from face value at a price of $30.733 per hundred dollars, which was approximately the asked price on the over-the-counter U.S. Treasury market for such obligations on November 12, 1992 (after adjustment for five-day settlement). The Treasury Obligations were deposited with the Depositary on November 19, 1992 in connection with the initial public offering of Depositary Units.

    The Treasury Obligations were issued under the Separate Trading of Registered Interest and Principal of Securities program of the U.S. Treasury, which permits the trading of the Treasury Obligations in book-entry form. The Treasury Obligations are held for the benefit of Holders in the name of the Depositary in book-entry form with a Federal Reserve Bank subject to withdrawal by a Holder. The deposited Treasury Obligations are not considered assets of the Depositary or the Trust. In the unlikely event of default by the U.S. Treasury in the payment of the Treasury Obligations when due, each Holder would have the right to withdraw a deposited Treasury Obligation in a face amount of $1,000 for each 50 Depositary Units and, as a real party in interest and as the owner of the entire beneficial interest in discrete Treasury Obligations, proceed directly and individually against the United States of America in whatever manner he deems appropriate without any requirement to act in concert with the Depositary, other Holders or any other person.

    Santa Fe makes available quarterly to the Depositary for distribution to Holders certain information regarding the Treasury Obligations including high, low and recent asked prices quoted during each calendar quarter on the over-the-counter United States Treasury market. The Treasury Obligations pay no current interest.

                     DESCRIPTION OF THE ROYALTY PROPERTIES

THE WASSON PROPERTIES

    The Wasson Royalties were conveyed to the trust out of Santa Fe's 12.3934% royalty interest in the Wasson ODC Unit and its 6.8355% royalty interest in the Wasson Willard Unit, located in the Wasson Field. Santa Fe also owns significant working interests in each of these units. Santa Fe's production from the Wasson Field commenced in 1939. A secondary waterflooding phase in the Wasson Field began in the early 1960s. The Wasson Field has been significantly redeveloped for tertiary recovery operations utilizing CO2 flooding, which commenced in 1984. Gross capital expenditures in excess of $600 million have been made by all working interest owners in respect of these operations in the Wasson ODC Unit and Wasson Willard Unit. Most of the capital expenditures for plant, facilities, wells and equipment necessary for such tertiary recovery operations have been made, although significant ongoing capital expenditures for CO 2 acquisition will be required to complete the flood of the Wasson Field, particularly the Wasson Willard Unit. The Wasson Royalties are not subject to development costs or operating costs (including CO2 acquisition costs).

    The Wasson ODC Unit and the Wasson Willard Unit are production units formed by the various interest owners in the Wasson Field to facilitate development and production of certain geographically concentrated leases. The Wasson ODC Unit covers approximately 7,840 acres with approximately 315 producing wells and is operated by Amoco Production Company. The Wasson Willard Unit covers approximately 13,520 acres with approximately 338 producing wells and is operated by a subsidiary of Atlantic Richfield Company. Production attributable to Santa Fe's royalty interests in the Wasson ODC Unit and Wasson Willard Unit is marketed by Santa Fe and in some cases is sold at the wellhead at market responsive prices that approximate spot oil prices for West Texas Sour crude, and in other cases is sold at points within common carrier pipeline systems on terms whereby Santa Fe pays the cost of transporting same to such points. Santa Fe may sell its royalty interests in the Wasson Field subject to and burdened by the Wasson Royalties, without the consent of the Trustee of the Trust or the Holders. The Wasson Royalties may not be sold by the Trust without the consent of Santa Fe.

THE NET PROFITS PROPERTIES

    The Royalty Properties burdened by the Net Profits Royalties consist of royalty and working interests in a diversified portfolio of producing properties located in established oil and gas producing areas in 12 states. Over 90% of the discounted present value of estimated future net revenues attributable to the Net Profits Royalties is generated from Net Profits Properties located in Texas, Oklahoma and Louisiana and related state waters. No single property or field accounts for more than 7% of the estimated future net revenues attributable to the Net Profits Royalties. The Net Profits Properties generally consist of mature producing properties and Santa Fe does not anticipate substantial additional development during the producing lives of these properties. Production attributable to the Net Profits Properties is principally sold at market responsive prices.

    Santa Fe owns the Net Profits Properties subject to and burdened by the Net Profits Royalties, and is entitled to proceeds attributable to its ownership interest in excess of 90% of the Net Proceeds paid to the Trust. Santa Fe is required to receive payments representing the sale of production from the Net Profits Properties, deduct the costs described above and pay 90% of the net amount to the Trust. Santa Fe may sell the Net Profits Properties subject to and burdened by the Net Profits Royalties. In addition, Santa Fe may, subject to certain limitations, cause the Trust to release portions of the Net Profits Royalties in connection with the sale of the underlying Net Profits Properties.

    Santa Fe estimates that as of December 31, 1993, the Net Profits Properties covered approximately 246,000 gross acres (approximately 36,000 net to Santa
Fe). Productive well information generally is not made available by operators to owners of royalties and overriding royalties. Accordingly, such information is unavailable to Santa Fe for the Net Profits Properties.

TITLE TO PROPERTIES

    The Wasson Properties have been owned by Santa Fe for over 40 years. The Conveyances contain a warranty of title, limited to claims by, through or under Santa Fe, and covering the Wasson Properties and certain of the Net Profits Properties aggregating approximately 82% of the discounted present value of the proved reserves attributable to the Royalty Interests according to the Reserve Report. The Conveyances contain no title warranty with respect to the remaining Net Profits Properties. As is customary in the oil and gas industry, Santa Fe or the operator of its properties performs only a perfunctory title examination when it acquires leases, except leases covering proved reserves. Generally, prior to drilling a well, a more thorough title examination of the drill site tract is conducted and curative work is performed with respect to significant title defects, if any, before proceeding with operations. The Royalty Properties are typically subject, to one degree or another, to one or more of the following: (i) royalties and other burdens and obligations, expressed and implied, under oil and gas leases; (ii) overriding royalties (such as the Royalty Interests) and other burdens created by Santa Fe or its predecessors in title; (iii) a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements, farmout agreements, production sales contracts and other agreements that may affect the properties or their titles; (iv) liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing unpaid suppliers and contractors and contractual liens under operating agreements; (v) pooling, unitization and communitization agreements, declarations and orders; and (vi) easements, restrictions, rights-of-way and other matters that commonly affect property. To the extent that such burdens and obligations affect Santa Fe's rights to production and production revenues from the Royalty Properties, they have been taken into account in calculating the Royalty Interests and in estimating the size and value of the Trust's reserves attributable to the Royalty Interests.

    It is not entirely clear that all of the Royalty Interests would be treated as fully conveyed real or personal property interests under the laws of each of the states in which the Royalty Properties are located. The Conveyances (other than the Louisiana Conveyance) state that the Royalty Interests constitute real property interests and Santa Fe has recorded the Conveyances (other than the Louisiana Conveyance) in the appropriate real property records of the states in which the Royalty Properties are located in accordance with local recordation provisions. If during the term of the Trust, Santa Fe becomes involved as a debtor in bankruptcy proceedings, it is not entirely clear that all of the Royalty Interests would be treated as fully conveyed property interests under the laws of each of the states in which the Royalty Properties are located. If in such a proceeding a determination were made that a Royalty Interest (or a portion thereof) did not constitute fully conveyed property interests under applicable state law, the Conveyance related to such Royalty Interest (or a portion thereof) could be subject to rejection as an executory contract (a term used in the Federal Bankruptcy Code to refer to a contract under which the obligations of both the debtor and the other party to the contract are so unsatisfied that the failure of either to complete performance would constitute a material breach excusing performance of the other) in a bankruptcy proceeding involving Santa Fe. In such event, the Trust would be treated as an unsecured creditor of Santa Fe with respect to such Royalty Interest in the pending bankruptcy. Under Louisiana law, the Louisiana Conveyance constitutes personal property that could be rejected as an executory contract in a bankruptcy proceeding involving Santa Fe, although the mortgage on the Royalty Properties that is burdened by the Louisiana Conveyance and which secures the Trust's interests in such Royalty Properties should enhance the Trust's position in the event of such a proceeding. No assurance can be given that the Royalty Interests would not be subject to rejection in a bankruptcy proceeding as executory contracts.

RESERVES

    A study of the proved oil and gas reserves attributable to the Trust as of December 31, 1993 has been made by Ryder Scott Company, independent petroleum consultants. The following letter (Reserve Report) summarized such reserve study. The Trust has not filed reserve estimates covering the Royalty Properties with any other Federal authority or agency.

                            (RYDER SCOTT LETTERHEAD)

                                February 1, 1994

Santa Fe Energy Resources, Inc.
1616 South Voss Road
Houston, Texas 77057-2696

Gentlemen:

    Pursuant to your request, we present below our estimates of the net proved reserves attributable to the interests of the Santa Fe Energy Trust (Trust) as of December 31, 1993. The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Santa Fe Energy Resources, Inc. (Santa Fe). The interests conveyed to the Trust consist of royalty interests in the Wasson Field, Texas (Wasson Royalties) and a net profits interest derived from working and royalty interests in numerous other properties (Net Profits Royalties). The properties included in the Trust are located in the states of Alabama, Arkansas, California, Colorado, Kansas, Louisiana, Mississippi, New Mexico, North Dakota, Oklahoma, Texas, Wyoming, and in state waters offshore Louisiana and Texas.

    The estimated reserve quantities and future income quantities presented in this report are related to a large extent to hydrocarbon prices. Hydrocarbon prices in effect as December 31, 1993 were used in the preparation of this report as required by Securities and Exchange Commission (SEC) and Financial Accounting Standards Bulletin No. 69 (FASB 69) guidelines; however, actual future prices may vary significantly from December 31, 1993 prices for reasons discussed in more detail in other sections of this report. Therefore, quantities of reserves actually recovered and quantities of income actually received may differ significantly from the estimated quantities presented in this report.

                                                   AS OF DECEMBER 31, 1993
                                                               ESTIMATED      PRESENT
                                                               FUTURE NET      VALUE
                                        LIQUIDS      GAS      CASH INFLOWS    AT 10%
                                        (MBbls)    (MMCF)         (M$)         (M$)
Proved Net Developed and Undeveloped
  Wasson ODC Royalty-----------------    5,535          0         58,681       33,198
  Wasson Willard Royalty-------------    1,026          0         10,715        7,314
  Net Profits Royalties--------------    1,208     11,121         38,148       24,804
        Totals-----------------------    7,769     11,121        107,544       65,316
Proved Net Developed
  Wasson ODC Royalty-----------------    5,535          0         58,681       33,198
  Wasson Willard Royalty-------------    1,026          0         10,715        7,314
  Net Profits Royalties--------------    1,204     10,900         37,618       24,438
        Totals-----------------------    7,765     10,900        107,014       64,950

    The estimated proved reserves and income quantities for the Wasson Royalties presented in this report are calculated by multiplying the net revenue interest attributable to each of the Wasson Royalties by the total amount of oil estimated to be economically recoverable from the respective productive units, subject to production limitations applicable to the Wasson Royalties and an additional royalty to provide Support Payments, which have been described to us by Santa Fe.

    Reserve quantities are calculated differently for the Net Profits Royalties because such interests do not entitle the Trust to a specific quantity of oil or gas but to 90 percent of the Net Proceeds derived therefrom. Accordingly, there is no precise method of allocating estimates of the quantities of proved reserves attributable to the Net Profits Royalties between the interest held by the Trust and the interests to be retained by Santa Fe. For purposes of this presentation, the proved reserves attributable to the Net Profits Royalties have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Royalties. Accordingly, the reserves presented for the Net Profits Royalties reflect quantities of oil and gas that are free of future costs or expenses based on the price and cost assumptions utilized in this report. The allocation of proved reserves of the Net Profits Properties between the Trust and Santa Fe will vary in the future as relative estimates of future gross revenues and future net incomes vary. Furthermore, Santa Fe requested that for purposes of our report the Net Profits Royalties be calculated beyond the Liquidation Date of December 31, 2007, even though by the terms of the Trust Agreement the Net Profits Royalties will be sold by the Trustee on or about this date and a liquidating distribution of the sales proceeds from such sale would be made to holders of Trust Units.

    The 'Liquid' reserves shown above are comprised of crude oil, condensate and natural gas liquids. Natural gas liquids comprise 0.7 percent of the Trust's developed liquid reserves and 0.7 percent of the Trust's developed and undeveloped liquid reserves. All hydrocarbon liquid reserves are expressed in standard 42 gallon barrels. All gas volumes are sales gas expressed in MMCF at the pressure and temperature bases of the area where the gas reserves are located. The estimated future net cash inflows are described later in this report.

    Santa Fe has indicated that the conveyance of the Wasson Royalties to the Trust provides that the Trust will receive an additional royalty interest in the Wasson ODC Unit which could be available for Support Payments. Payment of this additional royalty is subject to numerous limitations which are detailed in the Conveyance. The tables shown on Pages A-1 and A-4 include 1,890,522 barrels of oil, $20,000,000 of estimated future net revenue, and $12,662,967 of discounted estimated future net revenue attributable to an additional royalty in respect of Support Payments which have been described to us by Santa Fe.

    In accordance with information provided by Santa Fe, proved reserves and revenues attributable to Santa Fe's remaining royalty interest in the Wasson ODC Unit available for Support Payments, which includes the above mentioned reserves and revenues, are presented below.

                                                         ESTIMATED
                                                         FUTURE NET
             PROVED OIL            ESTIMATED              REVENUES
              RESERVES            FUTURE NET             DISCOUNTED
               (BBLS)            REVENUES -- $          AT 10% -- $
              3,272,552          $ 34,558,352           $ 23,815,495

    The Support Payments are limited to $20,000,000 in the aggregate. As a result, even though we have calculated total estimated future net revenues of $34,558,352 available for Support Payments and $20,000,000 of such amount has been included in our estimate of the future net cash inflow for the Wasson ODC Royalty attributable to the Trust, no additional Support Payment would be allowed due to the $20,000,000 limitation.

    The proved reserves presented in this report comply with the Securities and Exchange Commission's Regulation S-X Part 210.4-10 Sec. (a) as clarified by subsequent Commission Staff Accounting Bulletins, and are based on the following definitions and criteria:

        Proved reserves of crude oil, condensate, natural gas, and natural gas liquids are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing conditions. Reservoirs are considered proved if economic producibility is supported by actual production or formation

                    RYDER SCOTT COMPANY PETROLEUM ENGINEERS tests. In certain instances, proved reserves are assigned on the basis of a combination of core analysis and other type logs which indicate the reservoirs are analogous to reservoirs in the same field which are producing or have demonstrated the ability to produce on a formation test. The area of a reservoir considered proved includes (1) that portion delineated by drilling and defined by fluid contacts, if any, and (2) the adjoining portions not yet drilled that can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of data on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Proved reserves are estimates of hydrocarbons to be recovered from a given date forward. They may be revised as hydrocarbons are produced and additional data become available. Proved natural gas reserves are comprised of nonassociated, associated, and dissolved gas. An appropriate reduction in gas reserves has been made for the expected removal of natural gas liquids, for lease and plant fuel and the exclusion of non-hydrocarbon gases if they occur in significant quantities and are removed prior to sale. Reserves that can be produced economically through the application of improved recovery techniques are included in the proved classification when these qualifications are met: (1) successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based, and (2) it is reasonably certain the project will proceed. Improved recovery includes all methods for supplementing natural reservoir forces and energy, or otherwise increasing ultimate recovery from a reservoir, including (1) pressure maintenance, (2) cycling, and (3) secondary recovery in its original sense. Improved recovery also includes the enhanced recovery methods of thermal, chemical flooding, and the use of miscible and immiscible displacement fluids. Estimates of proved reserves do not include crude oil, natural gas, or natural gas liquids being held in underground storage. Depending on the status of development, these proved reserves are further subdivided into:

           (i) 'developed reserves' which are those proved reserves reasonably expected to be recovered through existing wells with existing equipment and operating methods, including (a) 'developed producing reserves' which are those proved developed reserves reasonably expected to be produced from existing completion intervals now open for production in existing wells, and (b) 'developed non-producing reserves' which are those proved developed reserves which exit behind the casing of existing wells which are reasonably expected to be produced through these wells in the predictable future where the cost of making such hydrocarbons available for production should be relatively small compared to the cost of a new well; and

           (ii) 'undeveloped reserves' which are those proved reserves reasonably expected to be recovered from new wells on undrilled acreage, from existing wells where a relatively large expenditure is required and from acreage for which an application of fluid injection or other improved recovery technique is contemplated where the technique has been proved effective by actual tests in the area in the same reservoir. Reserves from undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are included only where it can be demonstrated with reasonable certainty that there is continuity of production from the existing productive formation.

    Because of the direct relationship between quantities of proved undeveloped reserves and development plans, we include in the proved undeveloped category only reserves assigned to undeveloped locations that we have been assured will definitely be drilled and reserves assigned to the undeveloped portions of secondary or tertiary projects which we have been assured will definitely be developed.

                    RYDER SCOTT COMPANY  PETROLEUM ENGINEERS

    In accordance with the requirements of FASB 69, our estimates of future cash inflows, future costs and future net cash inflows before income tax, as well as our estimated reserve quantities, as of December 31, 1993 from this report presented below.

                                                            AS OF DECEMBER 31, 1993
                                               NET PROFITS ROYALTIES
                                         ROYALTY       WORKING                    WASSON
                                        INTERESTS      INTERESTS    TOTALS       ROYALTIES       TOTALS
Total Proved
  Future Cash Inflows (M$)-----------     15,718       22,430        38,148        75,455        113,603
  Future Costs
    Production (M$)------------------          0            0             0         6,059          6,059
    Development (M$)-----------------          0            0             0             0              0
        Total Costs (M$)-------------          0            0             0         6,059          6,059
  Future Net Cash Inflows Before
    Income Tax (M$)------------------     15,718       22,430        38,148        69,396        107,544
  Present Value at 10% Before Income
    Tax (M$)-------------------------     10,221       14,583        24,804        40,512         65,316
Proved Net Developed Reserves
  Liquids -- (MBbls)-----------------        649          555         1,204         6,561          7,765
  Gas (MMCF)-------------------------      3,711        7,189        10,900             0         10,900
Proved Net Undeveloped Reserves
  Liquids (Mbbls)--------------------          0            4             4             0              4
  Gas (MMCF)-------------------------          0          221           221             0            221
Total Proved Net Reserves
  Liquids (MBbls)--------------------        649          559         1,208         6,561          7,769
  Gas (MMCF)-------------------------      3,711        7,410        11,121             0         11,121

    In the case of the Wasson Royalties, the future cash inflows are gross revenues after gathering and transportation costs where applicable, but before any other deductions. The production costs are based on current data and include production taxes and ad valorem taxes provided by Santa Fe.

    In the case of the Net Profits Royalties, the future cash inflows are, as described previously, after consideration of future costs or expenses based on the price and cost assumptions utilized in this report. Therefore, the future cash inflows are the same as the future net cash inflows. Included in these future cash inflows is an estimated amount attributable to the sale of sulphur in certain Gulf Coast properties.

    Santa Fe furnished us gas prices in effect at December 31, 1993 and with its forecasts of future gas prices which take into account Securities and Exchange Commission guidelines, current market prices, regulations under the Natural Gas Policy Act of 1978 and the Gas Decontrol Act of 1989, contract prices and fixed and determinable price escalations where applicable. In accordance with Securities and Exchange Commission guidelines, the future gas prices used in this report make no allowances for future gas price increases which may occur as a result of inflation nor do they account for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be somewhat lower than December gas prices. In those cases where contract market-out has occurred, the current market price was held constant to depletion of the reserves. In those cases where market-out has not occurred, contract gas prices including fixed and determinable escalations, exclusive of inflation adjustments, were used until the contract expires and then reduced to the current market price for similar gas in the area and held at this reduced price to depletion of the reserves.

    Santa Fe furnished us with liquid prices in effect at December 31, 1993 and these prices were held constant to depletion of the properties. In accordance with Securities and Exchange Commission

                    RYDER SCOTT COMPANY PETROLEUM ENGINEERS guidelines, changes in liquid prices subsequent to December 31, 1993 were not considered in this report.

    Operating costs for the leases and wells in this report were provided by Santa Fe and include only those costs directly applicable to the leases or wells. When applicable, the operating costs include a portion of general and administrative costs allocated directly to the leases and wells under terms of operating agreements. Development costs were furnished to us by Santa Fe and are based on authorizations for expenditure for the proposed work or actual costs for similar projects. The current operating and development costs were held constant throughout the life of the properties. For properties located onshore, this study does not consider the salvage value of the lease equipment or the abandonment cost since both are relatively insignificant and tend to offset each other. The estimated net cost of abandonment after salvage was considered for offshore properties where abandonment costs net of salvage are significant. The estimates of the offshore net abandonment costs furnished by Santa Fe were accepted without independent verification.

    No deduction was made for indirect costs such as general administration and overhead expenses, loan repayments, interest expenses, and exploration and development prepayments. No attempt has been made to quantify or otherwise account for any accumulated gas production imbalances that may exist.

    Our reserve estimates are based upon a study of the properties in which the Trust has interests; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities which may exist nor were any costs included for potential liability to restore and clean up damages, if any, caused by past operating practices. Santa Fe informed us that it has furnished us all of the accounts, records, geological and engineering data and reports and other data required for our investigation. The ownership interests, terms of the Trust, prices, taxes, and other factual data furnished to us in connection with our investigation were accepted as represented. The estimates presented in this report are based on data available through July, 1993.

    The reserves included in this report are estimates only and should not be construed as being exact quantities. They may or may not be actually recovered. Estimates of proved reserves may increase or decrease as a result of future operations of Santa Fe. Moreover, due to the nature of the Net Profits Royalties, a change in the future costs, or prices, or capital expenditures different from those projected herein may result in a change in the computed reserves and the Net Proceeds to the Trust even if there are no revisions or additions to the gross reserves attributed to the property.

    The future production rates from properties now on production may be more or less than estimated because of changes in market demand or allowables set by regulatory bodies. In general, we estimate that gas production rates will continue to be the same as the average rate for the latest available 12 months of actual production until such time that the well or wells are incapable of producing at this rate. The well or wells are then projected to decline at their decreasing delivery capacity rate. Our general policy on estimates of future gas production rates is adjusted when necessary to reflect actual gas market conditions in specific cases. Properties which are not currently producing may start producing earlier or later than anticipated in our estimates of their future production rates.

    The future prices received for the sale of the production may be higher or lower than the prices used in this report as described above, and the operating costs and other costs relating to such production may also increase or decrease from existing levels; however, such possible changes in prices and costs were, in accordance with rules adopted by the Securities and Exchange Commission, omitted from consideration in preparing this report.

                    RYDER SCOTT COMPANY  PETROLEUM ENGINEERS

    Neither Ryder Scott Company nor any of its employees has any interest in the subject properties and neither the employment to make this study nor the compensation is contingent on our estimates of reserves and future cash inflows for the subject properties.

                                          Very truly yours,

                                          RYDER SCOTT COMPANY
                                          PETROLEUM ENGINEERS

                                    /s/   Fred W. Ziehe
                                          Fred W. Ziehe, P.E.
                                          Group Vice President

FWZ/db

                    RYDER SCOTT COMPANY  PETROLEUM ENGINEERS

    The value of the Depositary Units and the Trust Units evidenced thereby are substantially dependent upon the proved reserves and production levels attributable to the Royalty Interests. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and the timing of development expenditures. The reserve data set forth herein, although prepared by independent engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the discounted present values shown herein were prepared using guidelines established by the Commission for disclosure of reserves and should not be considered representative of the market value of such reserves or the Depositary Units or the Trust Units evidenced thereby. A market value determination would include many additional factors.

    Distributions to Holders could be adversely affected if any of the hazards typically associated with the development, production and transportation of oil and gas were to occur, including personal injuries, property damage, damage to productive formations or equipment and environmental damages. Uninsured costs for damages from any of the foregoing will directly reduce payments to the Trust from those Royalty Properties that are working interests, and will reduce payments to the Trust from those Royalty Properties that are royalties and overriding royalties to the extent such damages reduce the volumes of oil and gas produced.

    In contrast to the Net Profits Royalties, which have no contractually imposed production limitations, the Wasson Royalties have been structured with quarterly production limitations. Thus, the Trust and Holders will not receive cash distributions from oil production from the two Wasson production units burdened by the Wasson Royalties in excess of such amounts. While the Wasson ODC Unit is expected to produce at levels substantially in excess of the applicable production limitations, failure of actual production from either of the two Wasson production units to meet or exceed the applicable quarterly production limitations will reduce amounts payable in respect of the Wasson Royalties.

GAS PRODUCTION

    At December 31, 1993, approximately 25 percent of the estimated future net revenues from proved reserves of the Royalty Interests, on an equivalent basis, was attributable to gas. Thus, the revenues of the Trust and the amount of cash distributions to Holders will be dependent upon, among other things, the volume of gas produced and the price at which such gas is sold. Since the early 1980s, the available gas production capacity nationwide has exceeded the demand by users of such gas, resulting in demand-related production curtailments. No assurances can be made that curtailments will not continue to exist. In addition, excess gas production capacity in the United States has generally resulted in downward pressure on gas prices. The effect of any excess production capacity which exists in the future cannot be predicted with certainty; however, any such excess capacity may have a material adverse effect on Trust distributions through its impact on prices and production volumes.

    Due to the seasonal nature of demand for gas and its effect on sales prices and production volumes, the amount of cash distributions by the Trust that is attributable to gas production may vary substantially on a seasonal basis. Generally, gas production volumes and prices tend to be higher during the first and fourth quarters of the calendar year. Because of the lag between Santa Fe's receipt of revenues related to the Net Profits Properties and the dates on which distributions are made to Holders, however, any seasonality that affects production and prices generally should be reflected in distributions to Holders in later periods.

PROCEEDS, PRODUCTION AND AVERAGE PRICES

    Reference is made to 'Results of Operations' under Item 7 of this Form 10-K.

ASSETS

    Reference is made to Item 6 of this Form 10-K for information relating to the assets of the Trust.

DEFINITIONS

    As used herein, the following terms have the meanings indicated: 'Mcf' means thousand cubic feet, 'MMcf' means million cubic feet, 'Bbl' means barrel (approximately 42 U.S. gallons), and 'MBbl' means thousand barrels.

                            COMPETITION AND MARKETS

    COMPETITION. The oil and gas industry is highly competitive in all of its phases. Santa Fe and the other operators of the Royalty Properties will encounter competition from major oil and gas companies, international energy organizations, independent oil and gas concerns, and individual producers and operators. Many of these competitors have greater financial and other resources than Santa Fe and the other operators of the Royalty Properties. Competition may also be presented by alternative fuel sources, including heating oil and other fossil fuels.

    MARKETS. Production attributable to Santa Fe's royalty interests in the Wasson ODC Unit and the Wasson Willard Unit is marketed by Santa Fe and is in some cases sold at the wellhead at market responsive prices that approximate spot oil prices for West Texas sour crude, and in other cases is sold at points within common carrier pipeline systems on terms whereby Santa Fe pays the cost of transporting same to such points.

    With respect to the Net Profits Properties, where such properties consist of royalty interests, the operators of the properties will make all decisions regarding the marketing and sale of oil and gas production. Although Santa Fe generally has the right to market oil and gas produced from the Royalty Properties that are working interests, Santa Fe generally relies on the operators of the properties to market the production. The ability of the operators to market the oil and gas produced from the Royalty Properties will depend upon numerous factors beyond their control, including the extent of domestic production and imports of oil and gas, the proximity of the gas production to gas pipelines, the availability of capacity in such pipelines, the demand for oil and gas by utilities and other end-users, the effects of inclement weather, state and Federal regulation of oil and gas production and Federal regulation of gas sold or transported in interstate commerce. There is no assurance that such operators will be able to market all of the oil or gas produced from the Royalty Properties or that favorable prices can be obtained for the oil and gas produced.

    The supply of gas capable of being produced in the United States has exceeded demand in recent years as a result of decreased demand for gas in response to economic factors, conservation, lower prices for alternative energy sources and other factors. As a result of this excess supply of gas, gas producers have experienced increased competitive pressure and significantly lower prices. Many gas pipelines have reduced their takes from producers below the amounts they were contractually obligated to take or pay at fixed prices in excess of spot prices or have renegotiated their obligations to reflect more market responsive terms. The decline in demand for gas has resulted in many pipelines reducing or ceasing altogether their purchase of new gas. Substantially all of the gas production from the Net Profits Properties is sold at market responsive prices.

    Demand for gas production has historically been seasonal in nature. Due to unseasonably warm weather over the last several years, the demand for gas has decreased, resulting in lower prices received by producers during the winter months than in prior years. Consequently, on an energy equivalent basis, gas has been sold at a discount to oil for the past several years. Such price fluctuations will directly impact Trust distributions, estimates of Trust reserves and estimated future net revenues from Trust reserves.

    In view of the many uncertainties affecting the supply and demand for oil, gas and refined petroleum products, Santa Fe is unable to make reliable predictions of future oil and gas prices and demand or the overall effect they will have on the Trust. Santa Fe does not believe that the loss of any of its purchasers would have a material adverse effect on the Trust, since substantially all of the oil and gas sales from the Royalty Properties are made on the spot market at market responsive prices.

                            GOVERNMENTAL REGULATION

OIL AND GAS REGULATION

    The production, transportation and sale of oil and gas from the Royalty Properties are subject to Federal and state governmental regulation, including regulations concerning maximum allowable rates of production, regulation of tariffs charged by pipelines, taxes, the prevention of waste, the conservation of oil and gas, pollution controls and various other matters. The United States has governmental power to permit increases in the amount of oil imported from other countries and to impose pollution control measures.

    FEDERAL REGULATION OF GAS. The Net Profits Properties are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) and the Department of Energy with respect to various aspects of oil and gas operations including marketing and production of oil and gas. The Natural Gas Act and the Natural Gas Policy Act of 1978 (Policy Act) mandate Federal regulation of interstate transportation of gas and of wellhead pricing of certain domestic gas, depending on the category of the gas and the nature of the sale. In July 1989, however, Congress enacted the Natural Gas Wellhead Decontrol Act of 1989 that eliminated wellhead price controls on all domestic gas effective January 1, 1993.

    In 1992, FERC issued Orders Nos. 636 and 636-A which generally opened access to interstate pipelines by requiring the operators of such pipelines to unbundle their transportation services which historically were combined with their sales services and allow customers to choose and pay for only the services they require, regardless of whether the customer purchases gas from such pipelines or from other suppliers. The orders also require upstream pipelines to permit downstream pipelines to assign upstream capacity to their shippers, and place analogous, unbundled access requirements on the downstream pipelines. Although these regulations should generally facilitate the transportation of gas produced from the Net Profits Properties and the direct access to end user markets, the impact of FERC Order Nos. 636 and 636-A on marketing production from the Net Profits Properties cannot be predicted at this time. A number of parties which are aggrieved by the FERC's Order No. 636 program have filed petitions for review of these orders which are now pending in various U.S. Courts of Appeal.

    Numerous questions have been raised concerning the interpretation and implementation of several significant provisions of the Natural Gas Act and the Policy Act (collectively, Acts), and of the regulations and policies promulgated by FERC thereunder. A number of lawsuits and administrative proceedings have been instituted which challenge the validity of regulations implementing the Acts. In addition, FERC currently has under consideration various policies and proposals in addition to those discussed above that may affect the marketing of gas under new and existing contracts. Accordingly, Santa Fe is unable to estimate the full impact that the Acts and the regulations issued thereunder by FERC may have on the Net Profits Properties.

    LEGISLATIVE PROPOSALS. In the past, Congress has been very active in the area of gas regulation. Recently enacted legislation repeals incremental pricing requirements and gas use restraints previously applicable. There are other legislative proposals pending in the Federal and state legislatures which, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on the Royalty Properties and the Trust.

    STATE REGULATION. Many state jurisdictions have at times imposed limitations on the production of gas by restricting the rate of flow for gas wells below their actual capacity to produce and by imposing acreage limitations for the drilling of a well. States may also impose additional regulation of these matters. Most states regulate the production and sale of oil and gas, including requirements for obtaining drilling permits, the method of developing new fields, provisions for the unitization or pooling of oil and gas properties, the spacing, operation, plugging and abandonment of wells and the prevention of waste of oil and gas resources. The rate of production may be regulated and the maximum daily production allowable from oil and gas wells may be established on a market demand or conservation basis or both.

ENVIRONMENTAL REGULATION

    GENERAL. Activities on the Royalty Properties are subject to existing Federal, state and local laws and regulations governing environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary event, compliance with existing Federal, state and local laws, rules and regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will not have a material effect upon the Trust. Santa Fe cannot predict what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from operations on the Royalty Properties could have on the Trust.

    SOLID AND HAZARDOUS WASTE. The Royalty Properties include numerous properties that have produced oil and gas for many years and that have been owned by Santa Fe for only a relatively short time. Although, to Santa Fe's knowledge, the operators have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other solid wastes may have been disposed or released on or under the Royalty Properties by the current or previous operator. State and Federal laws applicable to oil and gas wastes and properties have become increasingly more stringent. Under these new laws, Santa Fe or an operator of the Royalty Properties could be required to remove or remediate previously disposed wastes or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

    The operators of the Royalty Properties may generate wastes that are subject to the Federal Resource Conservation and Recovery Act and comparable state statutes. The Environmental Protection Agency (EPA) has limited the disposal options for certain hazardous wastes and is considering the adoption of more stringent disposal standards for nonhazardous wastes. Furthermore, it is anticipated that additional wastes (which could include certain wastes generated by oil and gas operations) will be designated as 'hazardous wastes', which are subject to more rigorous and costly disposal requirements.

    SUPERFUND.   The Comprehensive Environmental Response, Compensation and
Liability Act (CERCLA), also known as the 'superfund' law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a 'hazardous substance' into the environment. These persons include the owner and operator of a site and companies that disposed or arranged for the disposal of the hazardous substance found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs of such action. In the course of their operations, the operators of the Royalty Properties have generated and will generate wastes that may fall within CERCLA's definition of 'hazardous substances.' Santa Fe or the operators of the Royalty Properties may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been disposed.

    AIR EMISSIONS. The operators of the Royalty Properties are subject to Federal, state and local regulations concerning the control of emissions from sources of air pollution. Administrative enforcement actions for failure to comply strictly with air regulations or permits are generally resolved by payment of a monetary penalty and correction of any identified deficiencies. Alternatively, regulatory agencies could require the operators to forego construction or operation of certain air pollution emission sources.

    OSHA. The operators of the Royalty Properties are subject to the requirements of the Federal Occupational Safety and Health Act (OSHA) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and similar state statutes require an operator to organize information about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local government authorities and local citizens.

ITEM 2.  PROPERTIES.

    Reference is made to Item 1 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS.

    There are no pending legal proceedings to which the Trust is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the year ended December 31, 1993.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED HOLDER MATTERS.

    The Depositary Units are traded on the New York Stock Exchange -- ticker symbol SFF. The high and low closing sales prices and distributions for the quarter ended December 31, 1992 and each quarter in the year ended December 31, 1993 were as follows (in dollars):

                                       CLOSING SALES PRICES
                                                              DISTRIBUTION
                                          LOW       HIGH          PAID
1992
  Fourth Quarter (beginning November 13)  17.875     19.875       --
1993
  First Quarter----------------------      18.00      19.75      0.30753
  Second Quarter---------------------     19.375     20.875      0.46660
  Third Quarter----------------------     19.625      22.00      0.49485
  Fourth Quarter---------------------     19.625     23.625      0.44218

    At March 25, 1994, the 6,300,000 Depositary Units outstanding were held by 480 Holders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                          1993       1992
                                      (THOUSANDS OF DOLLARS,
                                          EXCEPT AS NOTED)
Period Ended December 31:
  Distributable Cash-----------------      10,781     --
  Distributable Cash per Trust Unit
    (in dollars)---------------------     1.71116     --
At December 31:
  Investment in Royalty Interests,
    net------------------------------      77,356     87,276
  Trust Corpus-----------------------      77,301     87,277

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL; LIQUIDITY AND CAPITAL RESOURCES

    The Trust is a passive entity with the Trustee's primary responsibility being the collection and distribution of proceeds from the Wasson Royalties and the Net Profits Royalties and the payment of Trust liabilities and expenses (see
Note 1 to the financial statements of the Trust).

    The Trust's results of operations are dependent upon the difference between the prices received for oil and gas and the costs of producing such resources. Since, on an equivalent basis, approximately eighty percent of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the world supply, economic conditions in the United States and elsewhere, the world political situation as it affects OPEC, the Middle East (including the current embargo of Iraqi crude oil from worldwide markets) and other producing countries, the actions of OPEC and governmental regulation. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e. high sulfur content) crude oil which sells at prices lower than sweeter (i.e. low sulfur) crude oils. The sales price of crude oil dropped significantly in the fourth quarter of 1993, as reflected in the average prices with respect to the royalty payment received in the first quarter of 1994 (see Results of Operations). For factors affecting the sale of natural gas see Item
1. Business--Gas Production.

    Cash proceeds from the Royalty Properties in the first quarter of 1994 included a Support Payment of $362,000, primarily due to lower realized oil prices and capital expenditures incurred with respect to certain Royalty Properties, a substantial portion of which relates to the drilling of new wells. Based on current prices, it is expected that cash proceeds from the Royalty Properties in the second quarter of 1994, which relates to operations of the Royalty Properties in the first quarter of 1994, will include a Support
Payment, the amount of which has not been determined.

    In addition to costs and expenses related to the Royalty Properties, Trust administrative expenses are estimated to be approximately $450,000 annually, including approximately $250,000 for legal, accounting, engineering, trustee and other administrative fees and a $200,000 annual fee to Santa Fe, which will increase by 3.5 percent per year. In addition, Santa Fe paid approximately $379,000 in Trust formation costs of which $271,000 was recovered in 1993 and $108,000 was recovered in the first quarter of 1994.

RESULTS OF OPERATIONS

    The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust for the year 1993 and the first quarter of 1994 (in thousands of dollars, except as noted):

                                                                   1993                                  1994
                                          FIRST       SECOND      THIRD       FOURTH                    FIRST
                                         QUARTER     QUARTER     QUARTER     QUARTER        YEAR      QUARTER(A)
VOLUMES AND PRICES
  Oil Volumes (Bbls)
    Wasson ODC Royalty---------------        8,400      41,600      41,600      41,600       133,200     67,576
    Wasson Willard Royalty-----------       23,357      35,500      35,500      35,500       129,857     35,500
    Net Profits Royalties------------       52,855      76,106      92,332      84,635       305,928     79,472
  Gas Volumes (Mcf)
    Net Profits Royalties------------      588,011     804,261     752,541     827,369     2,972,182    713,628
  Oil Average Prices ($/Bbl)
    Wasson ODC Royalty---------------        17.83       17.62       17.39       15.35         16.85      13.94
    Wasson Willard Royalty-----------        17.83       17.59       17.35       15.34         16.95      14.23
    Net Profits Royalties------------        19.82       17.30       16.74       15.28         17.01      14.18
  Gas Average Prices ($/Mcf)
    Net Profits Royalties------------         1.77        2.00        1.98        1.92          1.93       1.93
CASH PROCEEDS AND
  DISTRIBUTABLE CASH
  Wasson ODC Royalty
    Sales----------------------------          150         733         724         638         2,245        942
    Expenses-------------------------          (70)       (126)       (126)       (121)         (443)      (119)
                                                80         607         598         517         1,802        823
  Wasson Willard Royalty
    Sales----------------------------          416         625         616         544         2,201        505
    Expenses-------------------------          (59)        (89)        (88)        (84)         (320)       (83)
                                               357         536         528         460         1,881        422
  Net Profits Royalties
    Sales----------------------------        2,089       2,925       3,037       2,887        10,938      2,509
    Expenses-------------------------         (556)       (953)       (822)       (930)       (3,261)    (1,021)
                                             1,533       1,972       2,215       1,957         7,677      1,488
  Total Royalties--------------------        1,970       3,115       3,341       2,934        11,360      2,733
  Administrative Fee to
    Santa Fe-------------------------          (33)        (50)        (50)        (50)         (183)       (50)
  Trust Formation Costs--------------      --              (75)        (98)        (98)         (271)      (108)
  Cash Advance From Santa Fe---------      --           --              25          30            55     --
  Repayment of Cash Advance from
    Santa Fe-------------------------      --           --          --          --           --             (55)
  Cash Withheld for Trust
    Expenses-------------------------      --              (50)       (100)        (30)         (180)    --
  Distributable Cash-----------------        1,937       2,940       3,118       2,786        10,781      2,520
  Distributable Cash Per Trust Unit
    (in dollars)---------------------      0.30753     0.46660     0.49485     0.44218       1.71116    0.40000

(a)  Includes a Support Payment of $362,000, or $0.0575 per Trust Unit. The
     Support Payment was required primarily due to lower realized oil prices and capital expenditures incurred with respect to certain Royalty Properties, a substantial portion of which relates to the drilling of new wells.

    Volumes with respect to the Wasson ODC Royalty and the Wasson Willard Royalty increased in periods subsequent to the first quarter of 1993 because (i) the first quarter of 1993 represented the initial quarter of operations of the Trust and included only two months of operations with respect to such royalties and (ii) there was an increase in the maximum net quarterly production in accordance with the royalty conveyance beginning in the second quarter of 1993. Volumes increased from the first quarter of 1993 with respect to the Net Profits Royalties generally reflecting that the first quarter of 1993 included only two months of operations with respect to such properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                           PAGE IN
                                                             THIS
                                                           FORM 10-K
Audited Financial Statements
    Report of Independent Accountants--------------------       34

    Statement of Cash Proceeds and
      Distributable Cash for the Year
      Ended December 31, 1993----------------------------       35

    Statement of Assets, Liabilities
      and Trust Corpus as of December
      31, 1993 and 1992----------------------------------       35

    Statement of Changes in Trust
      Corpus for the Year Ended
      December 31, 1993 and the
      Period from Inception (October
      22, 1992) to December 31, 1992---------------------       36

    Notes to Financial Statements------------------------       37

Unaudited Financial Information
    Supplemental Information to the
      Financial Statements-------------------------------       39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    There are no directors or executive officers of the Registrant. The Trustee is a corporate trustee which may be removed by the affirmative vote of Holders of a majority of the Trust Units then outstanding at a meeting of the Holders of the Trust at which a quorum is present.

ITEM 11.  EXECUTIVE COMPENSATION.

    Not applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    (a)  Security Ownership of Certain Beneficial Owners.

         Not Applicable.

    (b)  Security Ownership of Management.

         Not applicable.

    (c)  Changes in Control.

    The Registrant knows of no arrangements, including the pledge of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Marc J. Shapiro, a director of Santa Fe, is Chairman and Chief Executive Officer of the Trustee. The Trustee is the Agent and a principal lender to Santa Fe under an Amended and Restated Revolving Credit Agreement (the Credit Agreement). As of March 31, 1994 approximately $70 million was outstanding under the Credit Agreement. In the opinion of Santa Fe, the terms of the Credit Agreement and the fees and interest rates thereunder are within the range of normal and customary bank credit transactions involving energy borrowers of similar size and credit.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A)(1)  FINANCIAL STATEMENTS

    The following financial statements are included in this Annual Report on Form 10-K on the pages as indicated:

                                         PAGE IN
                                          THIS
                                        FORM 10-K
Report of Independent Accountants---------------------------    34

Statement of Cash Proceeds and
  Distributable Cash for the Year
  Ended December 31, 1993-----------------------------------    35

Statement of Assets, Liabilities and
  Trust Corpus as of December 31,
  1993 and 1992---------------------------------------------    35

Statement of Changes in Trust Corpus
  for the Year Ended December 31,
  1993 and the Period from Inception
  (October 22, 1992) to December 31, 1992------------------     36

Notes to Financial Statements------------------------------     37

  (A)(2)  SCHEDULES

    Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

  (A)(3)  EXHIBITS

    (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                        SEC FILE OR
                                                       REGISTRATION     EXHIBIT
                                                          NUMBER        NUMBER
     3(a)*     Form of Trust Agreement of Santa Fe
               Energy Trust-------------------------        33-51760      3.1
     4(a)*     Form of Custodial Deposit
               Agreement----------------------------        33-51760      4.2
     4(b)*     Form of Secure Principal Energy
               Receipt (included as
               Exhibit A to Exhibit 4(a))-----------        33-51760      4.1
    10(a)*     Form of Net Profits Conveyance
               (Multi-State)------------------------        33-51760     10.1
    10(b)*     Form of Wasson Conveyance------------        33-51760     10.2
    10(c)*     Form of Louisiana Mortgage-----------        33-51760     10.3

  (B)  REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the year ended December 31, 1993.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Unitholders and Trustee
  of the Santa Fe Energy Trust

    We have audited the financial statements listed in the index appearing under
Item 14(a)(1) on page 33. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As described in Note 2, these financial statements have been prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

    In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of the Santa Fe Energy Trust at December 31, 1993 and 1992, the cash proceeds and distributable cash for the year ended December 31, 1993 and the changes in trust corpus for the year ended December 31, 1993 and the period from inception (October 22, 1992) to December 31, 1992, on the basis of accounting described in Note 2.

PRICE WATERHOUSE

Houston, Texas
March 25, 1994

                             SANTA FE ENERGY TRUST
               STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH
                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                                            YEAR ENDED
                                        DECEMBER 31, 1993
Royalty Income
    ODC Royalty----------------------       $    1,802
    Willard Royalty------------------            1,881
    Net Profits Royalty--------------            7,677
Total Royalties----------------------           11,360
Administrative Fee to Santa Fe-------             (183)
Trust Formation Costs----------------             (271)
Advance from Santa Fe Energy
  Resources, Inc.--------------------               55
Cash Withheld for Trust Expenses-----             (180)
Distributable Cash-------------------       $   10,781
Distributable Cash per Trust Unit (in
  dollars)---------------------------       $  1.71116
Trust Units Outstanding
(thousands)--------------------------            6,300

               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                             (DOLLARS IN THOUSANDS)
                                      ASSETS

                                        DECEMBER 31,     DECEMBER 31,
                                            1993            1992
Current Assets
    Cash-----------------------------     $ --            $      1
Investment in Royalty Interests, at
  cost-------------------------------       87,276          87,276
Less: Accumulated Amortization-------       (9,920)         --
                                            77,356          87,276
                                          $ 77,356        $ 87,277

                    LIABILITIES AND TRUST CORPUS

Advance from Santa Fe Energy
  Resources, Inc.--------------------     $     55        $ --
Trust Corpus (6,300,000 Trust Units
  issued and outstanding)------------       77,301          87,277
                                          $ 77,356        $ 87,277

   The accompanying notes are an integral part of these financial statements.

                             SANTA FE ENERGY TRUST
                      STATEMENT OF CHANGES IN TRUST CORPUS
                           (IN THOUSANDS OF DOLLARS)

Balance at Inception (October 22, 1992)------     $       1

  Issuance of Trust Units for Royalty
    Interests--------------------------------        87,276

Balance at December 31, 1992-----------------        87,277

  Cash Proceeds------------------------------        10,906

  Cash Distributions-------------------------       (10,781)

  Trust Expenses-----------------------------          (181)

  Amortization of Royalty Interests----------        (9,920)

Balance at December 31, 1993-----------------     $  77,301

   The accompanying notes are an integral part of these financial statements.

                             SANTA FE ENERGY TRUST
                         NOTES TO FINANCIAL STATEMENTS

(1)  THE TRUST

    Santa Fe Energy Trust (the 'Trust') was formed on October 22, 1992, with Texas Commerce Bank National Association as trustee (the 'Trustee'), to acquire and hold certain royalty interests (the 'Royalty Interests') in certain properties (the 'Royalty Properties') conveyed to the Trust by Santa Fe Energy Resources, Inc. ('Santa Fe'). The Royalty Interests consist of two term royalty interests in two production units in the Wasson field in west Texas (the 'Wasson Royalties') and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in twelve states (the 'Net Profits Royalties'). The Royalty Interests are passive in nature and the Trustee has no control over or responsibility relating to the operation of the Royalty Properties. The Trust will be liquidated on February 15, 2008 (the 'Liquidation Date').

    In November 1992, 5,725,000 Depositary Units, each consisting of beneficial ownership of one unit of undivided beneficial interest in the Trust ('Trust Units') and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation maturing on or about February 15, 2008, were sold in a public offering for $20 per Depositary Unit. A total of $114.5 million was recieved from public investors, of which $38.7 million was used to purchase the Treasury obligations and $5.7 million was used to pay underwriting commissions and discounts. Santa Fe received the remaining $70.1 million and 575,000 Depositary Units. In the first quarter of 1994 Santa Fe sold in a public offering the 575,000 Depositary Units which it held.

    The trust agreement under which the Trust was formed (the 'Trust Agreement') provides, among other things, that:

         * the Trustee shall not engage in any business or commercial activity or acquire any asset other than the Royalty Interests initially conveyed to the Trust;

         * the Trustee may not sell all or any portion of the Wasson Royalties or substantially all of the Net Profits Royalties without the prior consent of Santa Fe;

         * Santa Fe may sell the Royalty Properties, subject to and burdened by the Royalty Interests, without consent of the holders of the Trust Units; following any such transfer, the Royalty Properties will continue to be burdened by the Royalty Interests and after any such transfer the royalty payment attributable to the transferred property will be calculated separately and paid by the transferee;

         * the Trustee may establish a cash reserve for the payment of any liability which is contingent, uncertain in amount or that is not currently due and payable;

         * the Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that such borrowings are repaid in full prior to further distributions to the holders of the Trust Units;

         * the Trustee will make quarterly cash distributions to the holders of the Trust Units.

(2)  BASIS OF ACCOUNTING

    The financial statements of the Trust are prepared on the cash basis of accounting for revenues and expenses. Royalty income is recorded when received (generally during the quarter following the end of the quarter in which the income from the Royalty Properties is received by Santa Fe) and is net of any cash basis exploration and development expenditures. Expenses of the Trust, which will include accounting, engineering, legal, and other professional fees, Trustee fees, an administrative fee paid to Santa Fe and out-of-pocket expenses, are recognized when paid. Under generally accepted accounting principles, revenues and expenses would be recognized on an accrual basis. Amortization of the Trust's investment in Royalty Interests is recorded using the unit-of-production method in the period in which the cash is received with respect to such production. No royalty income was received and no Trust expenses were paid during the period from inception (October 22, 1992) through December 31, 1992 (see Note 4).

                             SANTA FE ENERGY TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

    The conveyance of the Royalty Interests to the Trust was accounted for as a purchase transaction. The $87,276,000 reflected in the Statement of Assets and Trust Corpus as Investment in Royalty Interests represents 6,300,000 Trust Units valued at $20 per unit less the $38,724,000 paid for the Treasury obligations. The carrying value of the Trust's investment in the Royalty Interests is not necessarily indicative of the fair value of such Royalty Interests.

    The Trust is a grantor trust and as such is not subject to income taxes and accordingly no recognition has been given to income taxes in the Trust's financial statements. The tax consequences of owning Trust Units are included in the income tax returns of the individual Trust Unit holders.

    During 1993 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $125,000. In order to pay current Trust expenses Santa Fe advanced the Trust $55,000, which amount was due to Santa Fe at December 31, 1993.

(3)  THE ROYALTY INTERESTS

    The Wasson Royalties consist of interests conveyed out of Santa Fe's royalty interest in the Wasson ODC Unit (the 'ODC Royalty') and the Wasson Willard Unit (the 'Willard Royalty'). The ODC Royalty entitles the Trust to receive quarterly royalty payments with respect to 12.3934% of the actual gross oil production from the Wasson ODC Unit, subject to certain quarterly limitations set forth in the conveyance agreement, for the period from November 1, 1992 to December 31, 2007. The Willard Royalty entitles the Trust to receive quarterly royalty payments with respect to 6.8355% of the actual gross oil production from the Wasson Willard Unit, subject to certain quarterly limitations set forth in the conveyance agreement, for the period from November 1, 1992 to December 31, 2003.

    The Net Profits Royalties entitle the Trust to receive, on a quarterly basis, 90% of the net proceeds, as defined in the conveyance agreement, from the sale of production from the properties subject to the conveyance agreement. The Net Profits Royalties are not limited in term, although the Trustee is required to sell such royalties prior to the Liquidation Date.

    For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ('Support Payments') to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter (two-thirds of such amount for the period ended December 31, 1992). Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped, will be limited to $20,000,000 on a revolving basis. The royalty payment received by the Trust in the first quarter of 1994 included a Support Payment of $362,000, or $0.0575 per Trust Unit.

(4)  DISTRIBUTIONS TO TRUST UNIT HOLDERS

    The Trust has received royalty payments and made distributions as follows (in thousands of dollars, except as noted):

                                        ROYALTY           DISTRIBUTIONS
                                        PAYMENT                PER TRUST UNIT
                                        RECEIVED    AMOUNT      (IN DOLLARS)
1993
    First quarter--------------------     1,937       1,937        0.30753
    Second quarter-------------------     2,990       2,940        0.46660
    Third quarter--------------------     3,193       3,118        0.49485
    Fourth quarter-------------------     2,786       2,786        0.44218
        Total year-------------------    10,906      10,781        1.71116
1994
    First quarter (a)----------------     2,575       2,520        0.40000

(a) Includes a Support Payment of $362,000, or $0.0575 per Trust Unit.

          SUPPLEMENTAL INFORMATION TO FINANCIAL STATEMENTS (UNAUDITED)

OIL AND GAS RESERVES

    The following table sets forth the Royalty Interests' proved oil and gas reserves (all located in the United States) at December 31, 1993 and 1992 prepared by Ryder Scott Company, independent petroleum consultants. Proved reserve quantities for each of the Wasson Royalties are calculated by multiplying the net revenue interest attributable to each of the Wasson Royalties in effect for a given year by the total amount of oil estimated to be economically recoverable from the respective production units (subject to limitation by applicable maximum quarterly production amounts). Reserve quantities are calculated differently for the Net Profits Royalties because such interests do not entitle the Trust to a specific quantity of oil or gas but to the Net Proceeds derived therefrom. Proved reserves attributable to the Net Profits Royalties are calculated by deducting from estimated quantities of oil and gas reserves an amount of oil and gas sufficient, if sold at the prices used in preparing the reserve estimates for the Net Profits Royalties, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Royalties. Accordingly, the reserves presented for the Net Profits Royalties reflect quantities of oil and gas that are free of future costs or expenses if the price and cost assumptions set forth in the applicable reserve report occur.

                                         CRUDE OIL AND       NATURAL GAS
                                        LIQUIDS (MBBLS)        (MMCF)
Proved reserves at December 31,
  1992-------------------------------         7,258             12,638

    Revisions to previous
      estimates----------------------         1,169              1,351

    Extensions, discoveries and other
      additions                                   9                230

    Production-----------------------          (667)            (3,098)

Proved reserves at December 31,
  1993-------------------------------         7,769             11,121

Proved developed reserves at December 31,

    1992-----------------------------         7,169             12,500

    1993-----------------------------         7,765             10,900

    Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

ESTIMATED PRESENT VALUE OF FUTURE NET CASH FLOWS

    Estimated future net cash flows from the Royalty Interests' proved oil and gas reserves at December 31, 1993 and 1992 are presented in the following table (in thousands of dollars):

                                            DECEMBER 31,
                                          1993        1992
Net future cash flows----------------     107,544     138,005
Discount at 10% for timing of cash
flows--------------------------------     (42,228)    (59,503)
Present value of future net cash
flows for proved reserves------------      65,316      78,502

    The following table sets forth the changes in the present value of estimated future net cash flows from proved reserves during the year ended December 31, 1993 (in thousands of dollars):

Balance at December 31, 1992--------------------------     78,502

    Royalties, net of related property taxes (a)------    (12,123)
    Extensions, discoveries and other additions-------        733
    Net changes in prices and costs-------------------    (19,307)
    Changes in estimated volumes----------------------      9,866
    Interest factor -- accretion of discount----------      7,645

                                                          (13,186)

Balance at December 31, 1993--------------------------     65,316

(a) Relates to the operations of the Royalty Properties for the year ended December 31, 1993, the proceeds from which were received by the Trust during the second, third and fourth quarters of 1993 and the first quarter of 1994.

    Estimated future cash flows represent an estimate of future net revenues from the production of proved reserves using estimated sales prices and estimates of the production costs, ad valorem and production taxes, and future development costs necessary to produce such reserves. No deduction has been made for depletion, depreciation or any indirect costs such as professional and administrative fees.

    The sales prices used in the calculation of estimated future net cash flows are based on the prices in effect at year end. Such prices have been held constant except for known and determinable escalations.

    Operating costs and ad valorem and production taxes are estimated based on current costs with respect to producing oil and gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions.

    The information presented with respect to estimated future net revenues and cash flows and the present value thereof is not intended to represent the fair value of oil and gas reserves. Actual future sales prices and production and development costs may vary significantly from those in effect at December 31, 1993 and 1992 and actual future production may not occur in the periods or amounts projected. This information is presented to allow a reasonable comparison of reserve values prepared using standardized measurement criteria and should be used only for that purpose.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR L5(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 30TH DAY OF MARCH, 1994.

                                        SANTA FE ENERGY TRUST

                                        By  TEXAS COMMERCE BANK NATIONAL
                                             ASSOCIATION, TRUSTEE

                                        By    /s/   RICHARD L. MELTON
                                                    RICHARD L. MELTON
                                                    EXECUTIVE VICE PRESIDENT
                                                    & TRUST OFFICER

    The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

    THIS ANNUAL REPORT ON FORM 10-K WAS DISTRIBUTED TO HOLDERS AS AN ANNUAL REPORT. ADDITIONAL COPIES OF THIS ANNUAL REPORT WILL BE PROVIDED, WITHOUT CHARGE, AND COPIES OF EXHIBITS HERETO WILL BE PROVIDED, UPON PAYMENT OF A REASONABLE FEE, UPON WRITTEN REQUEST FROM ANY HOLDER TO:

                 Santa Fe Energy Trust
                 Texas Commerce Bank National Association, Trustee
                 Attention: David Snyder, Corporate Trust Department
                 P.O. Box 4717
                 Houston, Texas 77210-4717

INDEPENDENT ACCOUNTANTS   COUNSEL                  TRANSFER AGENT AND REGISTRAR
Price Waterhouse          Baker & Botts, L.L.P.    Texas Commerce Bank, N.A.
Houston, Texas            Houston, Texas           Houston, Texas

                          SANTA FE ENERGY TRUST
                          P.O. Box 4717
                          Houston, Texas 77210-4717