Form 10-Q
period 1994-03-31
SANTA FE ENERGY TRUST
filed 1994-05-13
CIK 893486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

        /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                       OR

        / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-11450

                             SANTA FE ENERGY TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 TEXAS                                  76-6081498
(STATE OF INCORPORATION OR ORGANIZATION)              (I.R.S. EMPLOYER
                                                     IDENTIFICATION NO.)

                    TEXAS COMMERCE BANK NATIONAL ASSOCIATION
                            CORPORATE TRUST DIVISION
                             600 TRAVIS, SUITE 1150
                              HOUSTON, TEXAS 77002
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 216-5100

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/   No  / /

            Depository Units outstanding at May 9, 1994 -- 6,300,000

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             SANTA FE ENERGY TRUST
         STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                                      THREE MONTHS ENDED MARCH 31,
                                              1994         1993
Royalty Income
    ODC Royalty----------------------    $     823    $      80
    Willard Royalty------------------          422          357
    Net Profits Royalty--------------        1,488        1,533
Total Royalties----------------------        2,733        1,970
Administrative Fee to Santa Fe-------          (50)         (33)
Trust Formation Costs----------------         (108)          --
Advance from Santa Fe Energy
  Resources, Inc.--------------------          156           --
Repayment of Advance from Santa Fe
  Energy Resources, Inc. ------------          (55)          --
Cash Withheld for Trust Expenses-----         (156)          --
Distributable Cash-------------------    $   2,520    $   1,937
Distributable Cash per Trust Unit (in
  dollars)---------------------------    $ 0.40000    $ 0.30753
Trust Units Outstanding
(thousands)--------------------------        6,300        6,300

               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                             (DOLLARS IN THOUSANDS)

                                         MARCH 31,     DECEMBER 31,
                                           1994            1993
                                        (UNAUDITED)
  ASSETS
Investment in Royalty Interests,
  at cost----------------------------    $  87,276       $ 87,276
Less: Accumulated Amortization-------      (12,318)        (9,920)
                                         $  74,958       $ 77,356
                   LIABILITIES AND TRUST CORPUS
Advance from Santa Fe Energy
  Resources, Inc.--------------------    $     156       $     55
Trust Corpus (6,300,000 Trust Units
  issued and outstanding)------------       74,802         77,301
                                         $  74,958       $ 77,356

   The accompanying notes are an integral part of these financial statements.

                             SANTA FE ENERGY TRUST
                STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

Balance at December 31, 1993---------  $  77,301
  Cash Proceeds----------------------      2,575
  Cash Distributions-----------------     (2,520)
  Trust Expenses---------------------       (156)
  Amortization of Royalty
    Interests------------------------     (2,398)
Balance at March 31, 1994------------  $  74,802
Balance at December 31, 1992---------  $  87,277
  Cash Proceeds----------------------      1,937
  Cash Distributions-----------------     (1,937)
  Amortization of Royalty
    Interests------------------------     (1,702)
Balance at March 31, 1993------------  $  85,575

   The accompanying notes are an integral part of these financial statements.

                             SANTA FE ENERGY TRUST
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

    In November 1992, 5,725,000 Depositary Units, each consisting of beneficial ownership of one unit of undivided beneficial interest in the Trust ('Trust Units') and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation maturing on or about February 15, 2008, were sold in a public offering for $20 per Depositary Unit. A total of $114.5 million was received from public investors, of which $38.7 million was used to purchase the Treasury obligations and $5.7 million was used to pay underwriting commissions and discounts. Santa Fe received the remaining $70.1 million and 575,000 Depositary Units. In the first quarter of 1994 Santa Fe sold in a public offering the 575,000 Depositary Units which it held.

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

(2)  BASIS OF ACCOUNTING

    The financial statements of the Trust are prepared on the cash basis of accounting for revenues and expenses. Royalty income is recorded when received (generally during the quarter following the end of the quarter in which the income from the Royalty Properties is received by Santa Fe) and is net

                                       4
of any cash basis exploration and development expenditures. Expenses of the Trust, which will include accounting, engineering, legal, and other professional fees, Trustee fees, an administrative fee paid to Santa Fe and out-of-pocket expenses, are recognized when paid. Under generally accepted accounting principles, revenues and expenses would be recognized on an accrual basis. Amortization of the Trust's investment in Royalty Interests is recorded using the unit-of-production method in the period in which the cash is received with respect to such production.

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

    During 1993 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $125,000. In order to pay current Trust expenses Santa Fe advanced the Trust $55,000, which amount was due to Santa Fe at December 31, 1993. During the first quarter of 1994 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $55,000, which amount was used to repay the advance received from Santa Fe in 1993. In order to pay current Trust expenses, Santa Fe advanced the Trust $156,000, which amount was due to Santa Fe at March 31, 1994.

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

    For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ('Support Payments') to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped, will be limited to
                                       5

                             SANTA FE ENERGY TRUST
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
$20,000,000 on a revolving basis. The royalty payment received by the Trust in the first quarter of 1994 included a Support Payment of $362,000, or $0.0575 per Trust Unit and the royalty payment which will be received by the Trust in the second quarter of 1994 will include a Support Payment of $506,000, or $0.08027 per Trust Unit.

(4)  DISTRIBUTIONS TO TRUST UNIT HOLDERS

    The Trust has received royalty payments and made distributions as follows (in thousands of dollars, except as noted):

                                          ROYALTY            DISTRIBUTIONS
                                          PAYMENT                 PER TRUST UNIT
                                        RECEIVED(A)    AMOUNT      (IN DOLLARS)
1993
    First quarter--------------------       1,937        1,937        0.30753
    Second quarter-------------------       2,990        2,940        0.46660
    Third quarter--------------------       3,193        3,118        0.49485
    Fourth quarter-------------------       2,786        2,786        0.44218
        Total year-------------------      10,906       10,781        1.71116
1994
    First quarter (b)----------------       2,575        2,520        0.40000
    Second quarter (c)---------------       2,670        2,520        0.40000

(a) The payment received in the first quarter of 1993 relates to the initial quarter of operations of the Trust and includes only two months of operations with respect to the Royalty Properties. Payments received in subsequent quarters relate to the three-month period preceding the quarter in which the payment was received.

(b) Includes a Support Payment of $362,000, or $0.0575 per Trust Unit.

(c) Includes a Support Payment of $506,000, or $0.08027 per Trust Unit. To be paid on May 31, 1994 to Unit holders of record on May 16, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL; LIQUIDITY AND CAPITAL RESOURCES

    The Trust is a passive entity with the Trustee's primary responsibility being the collection and distribution of proceeds from the Wasson Royalties and the Net Profits Royalties and the payment of Trust liabilities and expenses (see
Note 1 to the financial statements of the Trust).

    The Trust's results of operations are dependent upon the difference between the prices received for oil and gas and the costs of producing such resources. Since, on an equivalent basis, approximately eighty percent of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the world supply, economic conditions in the United States and elsewhere, the world political situation as it affects OPEC, the Middle East (including the current embargo of Iraqi crude oil from worldwide markets) and other producing countries, the actions of OPEC and governmental regulation. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e. high sulfur content) crude oil which sells at prices lower than sweeter (i.e. low sulfur) crude oils. The sales price of crude oil dropped significantly in the fourth quarter of 1993, as reflected in the average prices with respect to the royalty payments for the first two quarters of 1994 (see Results of Operations).

    For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ('Support Payments') to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of the Support Payments (net of any amounts recouped) is limited to $20.0 million on a revolving basis. Cash proceeds from the Royalty Properties in the first quarter of 1994 included a Support Payment of $362,000 and the cash proceeds from the Royalty Properties in the second quarter of 1994 will include a Support Payment of $506,000, primarily due to lower realized oil prices and capital expenditures incurred with respect to certain Royalty Properties, a substantial portion of which relates to the drilling of new wells.

    In addition to costs and expenses related to the Royalty Properties, Trust administrative expenses are estimated to be approximately $457,000 in 1994, including approximately $250,000 for legal, accounting, engineering, trustee and other administrative fees and a $207,000 annual fee to Santa Fe. In addition, Santa Fe paid approximately $379,000 in Trust formation costs of which $271,000 was recovered in 1993 and $108,000 was recovered in the first quarter of 1994.

RESULTS OF OPERATIONS

    The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust for the year 1993 and the first two quarters of 1994 (in thousands of dollars, except as noted):

                                                               1993                                      1994
                                         FIRST     SECOND      THIRD     FOURTH                  FIRST         SECOND
                                        QUARTER    QUARTER    QUARTER    QUARTER     YEAR      QUARTER(A)    QUARTER(A)
VOLUMES AND PRICES
  Oil Volumes (Bbls)
    Wasson ODC Royalty---------------      8,400     41,600     41,600     41,600    133,200      67,576        90,670
    Wasson Willard Royalty-----------     23,357     35,500     35,500     35,500    129,857      35,500        35,100
    Net Profits Royalties------------     52,855     76,106     92,332     84,635    305,928      79,472        89,924
  Gas Volumes (Mcf)
    Net Profits Royalties------------    588,011    804,261    752,541    827,369  2,972,182     713,628       747,639
  Oil Average Prices ($/Bbl)
    Wasson ODC Royalty---------------      17.83      17.62      17.39      15.35      16.85       13.94         13.01
    Wasson Willard Royalty-----------      17.83      17.59      17.35      15.34      16.95       14.23         12.69
    Net Profits Royalties------------      19.82      17.30      16.74      15.28      17.01       14.18         11.83
  Gas Average Prices ($/Mcf)
    Net Profits Royalties------------       1.77       2.00       1.98       1.92       1.93        1.93          1.90
CASH PROCEEDS AND
  DISTRIBUTABLE CASH
  Wasson ODC Royalty
    Sales----------------------------        150        733        724        638      2,245         942         1,180
    Expenses-------------------------        (70)      (126)      (126)      (121)      (443)       (119)         (122)
                                              80        607        598        517      1,802         823         1,058
  Wasson Willard Royalty
    Sales----------------------------        416        625        616        544      2,201         505           445
    Expenses-------------------------        (59)       (89)       (88)       (84)      (320)        (83)          (79)
                                             357        536        528        460      1,881         422           366
  Net Profits Royalties
    Sales----------------------------      2,089      2,925      3,037      2,887     10,938       2,509         2,490
    Expenses-------------------------       (556)      (953)      (822)      (930)    (3,261)     (1,021)       (1,192)
                                           1,533      1,972      2,215      1,957      7,677       1,488         1,298
  Total Royalties--------------------      1,970      3,115      3,341      2,934     11,360       2,733         2,722
  Administrative Fee to
    Santa Fe-------------------------        (33)       (50)       (50)       (50)      (183)        (50)          (52)
  Trust Formation Costs--------------     --            (75)       (98)       (98)      (271)       (108)       --
  Payment Received(b)----------------      1,937      2,990      3,193      2,786     10,906       2,575         2,670
  Cash Advance From Santa Fe---------     --         --             25         30         55         156           150
  Repayment of Cash Advance from
    Santa Fe-------------------------     --         --         --         --         --             (55)         (156)
  Cash Withheld for Trust
    Expenses-------------------------     --            (50)      (100)       (30)      (180)       (156)         (144)
  Distributable Cash-----------------      1,937      2,940      3,118      2,786     10,781       2,520         2,520
  Distributable Cash Per Trust Unit
    (in dollars)---------------------    0.30753    0.46660    0.49485    0.44218    1.71116     0.40000       0.40000

(a) The first quarter of 1994 includes a Support Payment of $362,000, or $0.0575 per Trust Unit, and the second quarter of 1994 includes a Support
     Payment of $506,000, or $0.08027 per Trust Unit.The Support Payments were required primarily due to lower realized oil prices and capital expenditures incurred with respect to certain Royalty Properties, a substantial portion of which relates to the drilling of new wells. The distribution for the second quarter of 1994 will be made on May 31, 1994 to Unit holders of record on May 16, 1994.

(b) The payment received in the first quarter of 1993 relates to the initial quarter of operations of the Trust and includes only two months of operations with respect to the Royalty Properties. Payments received in subsequent quarters relate to the three-month period preceding the quarter in which the payment was received.

                                       8
    Volumes with respect to the Wasson ODC Royalty and the Wasson Willard Royalty increased in periods subsequent to the first quarter of 1993 because (i) the first quarter of 1993 represented the initial quarter of operations of the Trust and included only two months of operations with respect to such royalties and (ii) there was an increase in the maximum net quarterly production in accordance with the royalty conveyance beginning in the second quarter of 1993. Volumes with respect to the Wasson ODC Royalty for the first and second quarters of 1994 include 25,976 barrels and 38,870 barrels, respectively, related to the Support Payments discussed previously. Volumes increased from the first quarter of 1993 with respect to the Net Profits Royalties generally reflecting that the first quarter of 1993 included only two months of operations with respect to such properties.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SANTA FE ENERGY TRUST

                                        By  TEXAS COMMERCE BANK NATIONAL
                                             ASSOCIATION, TRUSTEE

                                        By            RICHARD L. MELTON
                                                    RICHARD L. MELTON
                                                 EXECUTIVE VICE PRESIDENT
                                                     & TRUST OFFICER

Date:  May 13, 1994

    The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.
                                       10