Form 10-Q
period 1994-06-30
SANTA FE ENERGY TRUST
filed 1994-08-12
CIK 893486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q
(Mark One)

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

                                       OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-11450

                              -------------------

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

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/    No / /

          Depository Units outstanding at August 12, 1994 -- 6,300,000

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             SANTA FE ENERGY TRUST
         STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                              JUNE 30,             JUNE 30,
                                         ------------------    ----------------
                                            1994     1993       1994     1993
                                         --------- --------    -------  -------
Royalty Income
    ODC Royalty----------------------     $ 1,058  $   607     $ 1,881  $   687
    Willard Royalty------------------         366      536         788      893
    Net Profits Royalty--------------       1,298    1,972       2,786    3,505
                                          -------  -------     -------  -------
Total Royalties----------------------       2,722    3,115       5,455    5,085
Administrative Fee to Santa Fe-------         (52)     (50)       (102)     (83)
Trust Formation Costs----------------        --        (75)       (108)     (75)
Advance from Santa Fe Energy
  Resources, Inc.--------------------         150     --           306     --
Repayment of Advance from Santa Fe
  Energy Resources, Inc. ------------        (156)    --          (211)    --
Cash Withheld for Trust Expenses-----        (144)     (50)       (300)     (50)
                                          -------  -------     -------  -------
Distributable Cash-------------------     $ 2,520  $ 2,940     $ 5,040  $ 4,877
                                          =======  =======     =======  =======
Distributable Cash per Trust Unit (in
  dollars)---------------------------     0.40000  0.46660     0.80000  0.77413
                                          =======  =======     =======  =======
Trust Units Outstanding
(thousands)--------------------------       6,300    6,300       6,300    6,300
                                          =======  =======     =======  =======

               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                             (DOLLARS IN THOUSANDS)

                                                    JUNE 30,   DECEMBER 31,
                                                     1994         1993
                                                   ---------    ---------
                                                  (UNAUDITED)
                              ASSETS
Cash---------------------------------              $      23    $   --
                                                   ---------    ---------
Investment in Royalty Interests, at
  cost-------------------------------                 87,276       87,276
Less: Accumulated Amortization-------                (15,103)      (9,920)
                                                   ---------    ---------
                                                      72,173       77,356
                                                   ---------    ---------
                                                   $  72,196    $  77,356
                                                   =========    =========
                   LIABILITIES AND TRUST CORPUS
Advance from Santa Fe Energy
  Resources, Inc.--------------------              $     150    $      55
Trust Corpus (6,300,000 Trust Units
  issued and outstanding)------------                 72,046       77,301
                                                   ---------    ---------
                                                   $  72,196    $  77,356
                                                   =========    =========

   The accompanying notes are an integral part of these financial statements.

                             SANTA FE ENERGY TRUST
                STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

         Balance at December 31, 1993---------      $  77,301
           Cash Proceeds----------------------          5,245
           Cash Distributions-----------------         (5,040)
           Trust Expenses---------------------           (277)
           Amortization of Royalty
             Interests------------------------         (5,183)
                                                    ---------
         Balance at June 30, 1994-------------      $  72,046
                                                    =========
         Balance at December 31, 1992---------      $  87,277
           Cash Proceeds----------------------          4,927
           Cash Distributions-----------------         (4,877)
           Trust Expenses---------------------            (39)
           Amortization of Royalty
             Interests------------------------         (4,379)
                                                    ---------
         Balance at June 30, 1993-------------      $  82,909
                                                    =========

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

    The trust agreement under which the Trust was formed (the 'Trust Agreement') provides, among other things, that:

         o the Trustee shall not engage in any business or commercial activity or acquire any asset other than the Royalty Interests initially conveyed to the Trust;

         o the Trustee may not sell all or any portion of the Wasson Royalties or substantially all of the Net Profits Royalties without the prior consent of Santa Fe;

         o Santa Fe may sell the Royalty Properties, subject to and burdened by the Royalty Interests, without consent of the holders of the Trust Units; following any such transfer, the Royalty Properties will continue to be burdened by the Royalty Interests and after any such transfer the royalty payment attributable to the transferred property will be calculated separately and paid by the transferee;

         o the Trustee may establish a cash reserve for the payment of any liability which is contingent, uncertain in amount or that is not currently due and payable;

         o the Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that such borrowings are repaid in full prior to further distributions to the holders of the Trust Units;

         o the Trustee will make quarterly cash distributions to the holders of the Trust Units.

(2)  BASIS OF ACCOUNTING

    The financial statements of the Trust are prepared on the cash basis of accounting for revenues and expenses. Royalty income is recorded when received (generally during the quarter following the end of the quarter in which the income from the Royalty Properties is received by Santa Fe) and is net
                                       4

of any cash basis exploration and development expenditures and amounts reserved for future exploration and development costs. Expenses of the Trust, which will include accounting, engineering, legal, and other professional fees, Trustee fees, an administrative fee paid to Santa Fe and out-of-pocket expenses, are recognized when paid. Under generally accepted accounting principles, revenues and expenses would be recognized on an accrual basis. Amortization of the Trust's investment in Royalty Interests is recorded using the unit-of-production method in the period in which the cash is received with respect to such production.

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

    During 1993 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $125,000. In order to pay current Trust expenses Santa Fe advanced the Trust $55,000, which amount was due to Santa Fe at December 31, 1993. During the first six months of 1994 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $205,000, a portion of which was used to repay the advance received from Santa Fe in 1993. In order to pay current Trust expenses, during the first six months of 1994 Santa Fe advanced the Trust $306,000, of which $150,000 was due to Santa Fe at June 30, 1994.

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

    For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ('Support Payments') to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise
                                       5

payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped, will be limited to $20,000,000 on a revolving basis. The royalty payment received by the Trust in the first quarter of 1994 included a Support Payment of $362,000, or $0.0575 per Trust Unit, and the royalty payment received by the Trust in the second quarter of 1994 included a Support Payment of $506,000, or $0.08027 per Trust Unit.

(4)  DISTRIBUTIONS TO TRUST UNIT HOLDERS

    The Trust has received royalty payments and made distributions as follows (in thousands of dollars, except as noted):

                                                             DISTRIBUTIONS
                                          ROYALTY      -------------------------
                                          PAYMENT                 PER TRUST UNIT
                                        RECEIVED(A)    AMOUNT      (IN DOLLARS)
                                        -----------    -------    --------------
1993
    First quarter--------------------       1,937        1,937        0.30753
    Second quarter-------------------       2,990        2,940        0.46660
    Third quarter--------------------       3,193        3,118        0.49485
    Fourth quarter-------------------       2,786        2,786        0.44218
                                        -----------    -------    --------------
        Total year-------------------      10,906       10,781        1.71116
                                        ===========    =======    ==============
1994
    First quarter (b)----------------       2,575        2,520        0.40000
    Second quarter (c)---------------       2,670        2,520        0.40000
    Third quarter(d)-----------------       2,670        2,520        0.40000

- ---------

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

(d) To be paid on August 31, 1994 to Unit holders of record on August 15, 1994.

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

    The Trust's results of operations are dependent upon the difference between the prices received for oil and gas and the costs of producing such resources. Since, on an equivalent basis, a majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e. high sulfur content) crude oil which sells at prices lower than sweeter (i.e. low sulfur) crude oils.

    Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payments of revenues and expenses as well as changes in prices and production volumes. The effect of changes in the sales price of crude oil, which declined significantly in the latter part of 1993 and early 1994 and began to show improvement in the second quarter of 1994 is reflected in the average prices with respect to the royalty payments received in the first three quarters of 1994 (see Results of Operations).

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

    Cash proceeds from the Royalty Properties in the first and second quarters of 1994 included Support Payments of $362,000 and $506,000, respectively, primarily due to lower realized oil prices and capital expenditures incurred with respect to certain Royalty Properties, a substantial portion of which related to the drilling of new wells.

    Development activity on the Royalty Properties has increased from $313,000 in 1993 to $782,000 in the first three quarters of 1994. Up to $1,300,000 of additional capital expenditures for new wells are planned for the fourth quarter of 1994 and the first quarter of 1995. In the third quarter of 1994 a reserve of approximately $131,000 was established for capital expenditures incurred but not yet paid and similar reserves may be established in future quarters. In addition, as a result of this increased level of drilling, and dependent on other factors such as sales volumes and prices and the level of operating costs, Support Payments may be required in these quarters to allow the Trust to make distributions of $0.40 per quarter.

    In addition to costs and expenses related to the Royalty Properties, Trust administrative expenses are estimated to be approximately $666,000 in 1994, including approximately $459,000 for legal, accounting, engineering, trustee and other administrative fees (including $87,000 in nonrecurring listing application fees paid to the New York Stock Exchange) and a $207,000 annual fee to Santa Fe. In addition, Santa Fe paid approximately $379,000 in Trust formation costs of which $271,000 was recovered in 1993 and $108,000 was recovered in the first quarter of 1994.

                                       7
RESULTS OF OPERATIONS

    The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust for the year 1993 and the first three quarters of 1994 (in thousands of dollars, except as noted):

                                                               1993                                         1994
                                        ---------------------------------------------------  -----------------------------------
                                          FIRST     SECOND     THIRD     FOURTH                FIRST       SECOND       THIRD
                                         QUARTER    QUARTER   QUARTER    QUARTER    YEAR     QUARTER(A)  QUARTER(A)   QUARTER(B)
                                        ---------  --------- ---------  ---------  --------  ----------  ----------   ----------
VOLUMES AND PRICES
  Oil Volumes (Bbls)
    Wasson ODC Royalty---------------       8,400    41,600    41,600    41,600     133,200     67,576     90,670     51,800
    Wasson Willard Royalty-----------      23,357    35,500    35,500    35,500     129,857     35,500     35,100     35,100
    Net Profits Royalties------------      52,855    76,106    92,332    84,635     305,928     79,472     89,924     85,613
  Gas Volumes (Mcf)
    Net Profits Royalties------------     588,011   804,261   752,541   827,369   2,972,182    713,628    747,639    774,139
  Oil Average Prices ($/Bbl)
    Wasson ODC Royalty---------------       17.83     17.62     17.39     15.35       16.85      13.94      13.01      16.13
    Wasson Willard Royalty-----------       17.83     17.59     17.35     15.34       16.95      14.23      12.69      16.13
    Net Profits Royalties------------       19.82     17.30     16.74     15.28       17.01      14.18      11.83      12.93
  Gas Average Prices ($/Mcf)
    Net Profits Royalties------------        1.77      2.00      1.98      1.92        1.93       1.93       1.90       1.84
CASH PROCEEDS AND
  DISTRIBUTABLE CASH
  Wasson ODC Royalty
    Sales----------------------------         150       733       724       638       2,245        942      1,180        835
    Operating Expenses---------------         (70)     (126)     (126)     (121)       (443)      (119)      (122)      (207)
                                         --------  --------  --------  --------  ----------   --------   --------   --------
                                               80       607       598       517       1,802        823      1,058        628
                                         --------  --------  --------  --------  ----------   --------   --------   --------
  Wasson Willard Royalty
    Sales----------------------------         416       625       616       544       2,201        505        445        566
    Operating Expenses---------------         (59)      (89)      (88)      (84)       (320)       (83)       (79)       (40)
                                         --------  --------  --------  --------  ----------   --------   --------   --------
                                              357       536       528       460       1,881        422        366        526
                                         --------  --------  --------  --------  ----------   --------   --------   --------
  Net Profits Royalties
    Sales----------------------------       2,089     2,925     3,037     2,887      10,938      2,509      2,490      2,530
    Operating Expenses---------------        (437)     (906)     (765)     (840)     (2,948)      (715)      (914)      (764)
    Capital Expenditures-------------        (119)      (47)      (57)      (90)       (313)      (306)      (278)      (198)(c)
                                         --------  --------  --------  --------  ----------   --------   --------   --------
                                            1,533     1,972     2,215     1,957       7,677      1,488      1,298      1,568
                                         --------  --------  --------  --------  ----------   --------   --------   --------
  Total Royalties--------------------       1,970     3,115     3,341     2,934      11,360      2,733      2,722      2,722
  Administrative Fee to
    Santa Fe-------------------------         (33)      (50)      (50)      (50)       (183)       (50)       (52)       (52)
  Trust Formation Costs--------------        --         (75)      (98)      (98)       (271)      (108)      --         --
                                         --------  --------  --------  --------  ----------   --------   --------   --------
  Payment Received(d)----------------       1,937     2,990     3,193     2,786      10,906      2,575      2,670      2,670
  Cash Advance From Santa Fe---------        --        --          25        30          55        156        150         90
  Repayment of Cash Advance from
    Santa Fe-------------------------        --        --        --        --          --          (55)      (156)      (150)
  Cash Withheld for Trust
    Expenses-------------------------        --         (50)     (100)      (30)       (180)      (156)      (144)       (90)
                                         --------  --------  --------  --------  ----------   --------   --------   --------
  Distributable Cash-----------------       1,937     2,940     3,118     2,786      10,781      2,520      2,520      2,520
                                         ========  ========  ========  ========  ==========   ========   ========   ========
  Distributable Cash Per Trust Unit
    (in dollars)---------------------     0.30753   0.46660   0.49485   0.44218     1.71116    0.40000    0.40000    0.40000
                                         ========  ========  ========  ========  ==========   ========   ========   ========
- ------------

     (a) The first quarter of 1994 includes a Support Payment of $362,000, or $0.0575 per Trust Unit, and the second quarter of 1994 includes a Support Payment of $506,000, or $0.08027 per Trust Unit. The Support Payments were required primarily due to lower realized oil prices and capital expenditures incurred with respect to certain Royalty Properties, a substantial portion of which relates to the drilling of new wells. Oil volumes with respect to the Wasson ODC Royalty for the first and second quarters of 1994 include 25,976 barrels and 38,870 barrels, respectively, with respect to such Support Payments.

     (b) The distribution for the third quarter of 1994 will be made on August 31, 1994 to Unit holders of record on August 15, 1994.

     (c) Includes $131,000 reserved for payment of capital expenditures incurred and not yet paid.

     (d) The payment received in the first quarter of 1993 relates to the initial quarter of operations of the Trust and includes only two months of operations with respect to the Royalty Properties. Payments received in subsequent quarters relate to the three-month period preceding the quarter in which the payment was received.

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

Date:  August 12, 1994

    The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.