Form 10-Q
period 1994-09-30
SANTA FE ENERGY TRUST
filed 1994-11-14
CIK 893486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

(MARK ONE)

    /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

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

                                Yes /X/  No / /

         Depository Units outstanding at November 10, 1994 -- 6,300,000

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             SANTA FE ENERGY TRUST
         STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                           SEPTEMBER 30,           SEPTEMBER 30,
                                       ----------------------  ----------------------
                                          1994        1993        1994        1993
                                       ----------  ----------  ----------  ----------
Royalty Income
    ODC Royalty----------------------  $      628  $      598  $    2,509  $    1,285
    Willard Royalty------------------         526         528       1,314       1,421
    Net Profits Royalty--------------       1,568       2,215       4,354       5,720
                                       ----------  ----------  ----------  ----------
Total Royalties----------------------       2,722       3,341       8,177       8,426
Administrative Fee to Santa Fe-------         (52)        (50)       (154)       (133)
Trust Formation Costs----------------          --         (98)       (108)       (173)
Advance from Santa Fe Energy
  Resources, Inc.--------------------          90          25         396          25
Repayment of Advance from Santa Fe
  Energy Resources, Inc. ------------        (150)     --            (361)     --
Cash Withheld for Trust Expenses-----         (90)       (100)       (390)       (150)
                                       ----------  ----------  ----------  ----------
Distributable Cash-------------------  $    2,520  $    3,118  $    7,560  $    7,995
                                       ==========  ==========  ==========  ==========
Distributable Cash per Trust Unit (in
  dollars)---------------------------     0.40000     0.49485     1.20000     1.26898
                                       ==========  ==========  ==========  ==========
Trust Units Outstanding
(thousands)--------------------------       6,300       6,300       6,300       6,300
                                       ==========  ==========  ==========  ==========

               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                             (DOLLARS IN THOUSANDS)

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       1994          1993
                                                   -------------  ------------
                                                            (UNAUDITED)
                                ASSETS
Cash-------------------------------------------      $       51    $  --
                                                     ----------    --------
Investment in Royalty Interests, at cost-------          87,276      87,276
Less: Accumulated Amortization-----------------         (17,501)     (9,920)
                                                     -----------   ---------
                                                         69,775       77,356
                                                     -----------   ---------
                                                      $  69,826     $ 77,356
                                                     ===========    ========
                     LIABILITIES AND TRUST CORPUS
Advance from Santa Fe Energy Resources, Inc.---       $      90     $     55
Trust Corpus (6,300,000 Trust Units
  issued and outstanding)----------------------          69,736       77,301
                                                     -----------   ---------
                                                      $  69,826     $ 77,356
                                                     ===========    ========
   The accompanying notes are an integral part of these financial statements.

                                       2

                             SANTA FE ENERGY TRUST
                STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

Balance at December 31, 1993---------  $  77,301
  Cash Proceeds----------------------      7,915
  Cash Distributions-----------------     (7,560)
  Trust Expenses---------------------       (339)
  Amortization of Royalty
    Interests------------------------     (7,581)
                                       ---------
Balance at September 30, 1994--------  $  69,736
                                       =========
Balance at December 31, 1992---------  $  87,277
  Cash Proceeds----------------------      8,120
  Cash Distributions-----------------     (7,995)
  Trust Expenses---------------------       (141)
  Amortization of Royalty
    Interests------------------------     (7,127)
                                       ---------
Balance at September 30, 1993--------  $  80,134
                                       =========
   The accompanying notes are an integral part of these financial statements.

                                       3
                             SANTA FE ENERGY TRUST
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1)  THE TRUST

    Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992, with Texas Commerce Bank National Association as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the "Royalty Properties") conveyed to the Trust by Santa Fe Energy Resources, Inc. ("Santa Fe"). The Royalty Interests consist of two term royalty interests in two production units in the Wasson field in west Texas (the "Wasson Royalties") and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in twelve states (the "Net Profits Royalties"). The Royalty Interests are passive in nature and the Trustee has no control over or responsibility relating to the operation of the Royalty Properties. The Trust will be liquidated on February 15, 2008 (the "Liquidation Date").

    In November 1992, 5,725,000 Depositary Units, each consisting of beneficial ownership of one unit of undivided beneficial interest in the Trust ("Trust Units") and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation maturing on or about February 15, 2008, were sold in a public offering for $20 per Depositary Unit. A total of $114.5 million was received from public investors, of which $38.7 million was used to purchase the Treasury obligations and $5.7 million was used to pay underwriting commissions and discounts. Santa Fe received the remaining $70.1 million and 575,000 Depositary Units. In the first quarter of 1994 Santa Fe sold in a public offering the 575,000 Depositary Units which it held.

    The trust agreement under which the Trust was formed (the "Trust Agreement") provides, among other things, that

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

(2)  BASIS OF ACCOUNTING

    The financial statements of the Trust are prepared on the cash basis of accounting for revenues and expenses. Royalty income is recorded when received (generally during the quarter following the end of the quarter in which the income from the Royalty Properties is received by Santa Fe) and is net of any cash basis exploration and development expenditures and amounts reserved for future exploration and development costs. Expenses of the Trust, which will include accounting, engineering, legal, and other professional fees, Trustee fees, an administrative fee paid to Santa Fe and out-of-pocket expenses, are recognized when paid. Under generally accepted accounting principles, revenues and expenses would be recognized on an accrual basis. Amortization of the Trust's investment in Royalty Interests is recorded using the unit-of-production method in the period in which the cash is received with respect to such production.

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

    During 1993 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $125,000. In order to pay current Trust expenses Santa Fe advanced the Trust $55,000, which amount was due to Santa Fe at December 31, 1993. During the first nine months of 1994 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $355,000, a portion of which was used to repay the advance received from Santa Fe in 1993. In order to pay current Trust expenses, during the first nine months of 1994 Santa Fe advanced the Trust $396,000, of which $90,000 was due to Santa Fe at September 30, 1994.

(3)  THE ROYALTY INTERESTS

    The Wasson Royalties consist of interests conveyed out of Santa Fe's royalty interest in the Wasson ODC Unit (the "ODC Royalty") and the Wasson Willard Unit (the "Willard Royalty"). The ODC Royalty entitles the Trust to receive quarterly royalty payments with respect to 12.3934% of the actual gross oil production from the Wasson ODC Unit, subject to certain quarterly limitations set forth in the conveyance agreement, for the period from November 1, 1992 to December 31, 2007. The Willard Royalty entitles the Trust to receive quarterly royalty payments with respect to 6.8355% of the actual gross oil production from the Wasson Willard Unit, subject to certain quarterly limitations set forth in the conveyance agreement, for the period from November 1, 1992 to December 31, 2003.

    The Net Profits Royalties entitle the Trust to receive, on a quarterly basis, 90% of the net proceeds, as defined in the conveyance agreement, from the sale of production from the properties subject to the conveyance agreement. The Net Profits Royalties are not limited in term, although the Trustee is required to sell such royalties prior to the Liquidation Date.

    For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped, will be limited to $20,000,000 on a revolving basis. The royalty payment received by the Trust in the first quarter of 1994 included a Support Payment of $362,000, or $0.0575 per Trust Unit, and the royalty payment received by the Trust in the second quarter of 1994 included a Support Payment of $506,000, or $0.08027 per Trust Unit.

(4)  DISTRIBUTIONS TO TRUST UNIT HOLDERS

    The Trust has received royalty payments and made distributions as follows (in thousands of dollars, except as noted):
                                                             DISTRIBUTIONS
                                          ROYALTY      -------------------------
                                          PAYMENT                 PER TRUST UNIT
                                        RECEIVED(A)    AMOUNT      (IN DOLLARS)
                                        -----------    -------    --------------
1993
    First quarter--------------------       1,937        1,937        0.30753
    Second quarter-------------------       2,990        2,940        0.46660
    Third quarter--------------------       3,193        3,118        0.49485
    Fourth quarter-------------------       2,786        2,786        0.44218
                                        -----------    -------    --------------
        Total year-------------------      10,906       10,781        1.71116
                                        ===========    =======    ==============
1994
    First quarter (b)----------------       2,575        2,520        0.40000
    Second quarter (c)---------------       2,670        2,520        0.40000
    Third quarter--------------------       2,670        2,520        0.40000

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

  (b) Includes a Support Payment of $362,000, or $0.0575 per Trust Unit.

  (c) Includes a Support Payment of $506,000, or $0.08027 per Trust Unit.

    In the fourth quarter of 1994 the Trust will receive a royalty payment of $2,612,000 and on November 30, 1994 will make a cash distribution of $2,520,000, or $0.40 per Trust Unit, to unit holders of record on November 14, 1994. The payment to be received in the fourth quarter does not include a Support Payment.

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

    The Trust's results of operations are dependent upon the difference between the prices received for oil and gas and the costs of producing such resources. Since, on an equivalent basis, a majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e. high sulfur content) crude oil which sells at prices lower than sweeter (i.e. low sulfur) crude oils. The effect of changes in the sales price of crude oil, which declined significantly in the latter part of 1993 and early 1994 and began to show improvement in the second calendar quarter of 1994 is reflected in the average prices with respect to the royalty payments received in the first three quarters of 1994 (see Results of Operations).

    For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. Certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of the Support Payments (net of any amounts recouped) is limited to $20.0 million on a revolving basis.

    Cash proceeds from the Royalty Properties in the first and second quarters of 1994 included Support Payments of $362,000 and $506,000, respectively, primarily due to lower realized oil prices and capital expenditures incurred with respect to certain Royalty Properties, a substantial portion of which related to the drilling of new wells.

RESULTS OF OPERATIONS

    The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust (in thousands of dollars, except as noted):

                                         THREE MONTHS ENDED       NINE MONTHS ENDED       THREE MONTHS
                                           SEPTEMBER 30,            SEPTEMBER 30,             ENDED
                                       ----------------------  ------------------------   DECEMBER 31,
                                          1994        1993        1994         1993          1994(A)
                                       ----------  ----------  -----------  -----------   -------------
VOLUMES AND PRICES
  Oil Volumes (Bbls)
    Wasson ODC Royalty---------------      51,800      41,600      210,046       91,600        51,800
    Wasson Willard Royalty-----------      35,100      35,500      105,700       94,357        35,100
    Net Profits Royalties------------      85,613      92,332      255,009      221,293        90,246
  Gas Volumes (Mcf)
    Net Profits Royalties------------     774,139     752,541    2,235,406    2,144,813       742,159
  Oil Average Prices ($/Bbl)
    Wasson ODC Royalty---------------       16.13       17.39        14.09        17.53         16.82
    Wasson Willard Royalty-----------       16.13       17.35        14.35        17.56         16.85
    Net Profits Royalties------------       12.93       16.74        12.93        17.67         14.99
  Gas Average Prices ($/Mcf)
    Net Profits Royalties------------        1.84        1.98         1.89         1.93          1.76
CASH PROCEEDS AND DISTRIBUTABLE CASH
  Wasson ODC Royalty
    Sales----------------------------         835         724        2,957        1,607           871
    Operating Expenses---------------        (207)       (126)        (448)        (322)         (249)
                                       ----------  ----------  -----------  -----------   -------------
                                              628         598        2,509        1,285           622
                                       ----------  ----------  -----------  -----------   -------------
  Wasson Willard Royalty
    Sales----------------------------         566         616        1,516        1,657           592
    Operating Expenses---------------         (40)        (88)        (202)        (236)          (20)
                                       ----------  ----------  -----------  -----------   -------------
                                              526         528        1,314        1,421           572
                                       ----------  ----------  -----------  -----------   -------------
  Net Profits Royalties
    Sales----------------------------       2,530       3,037        7,529        8,051         2,661
    Operating Expenses---------------        (764)       (765)      (2,393)      (2,108)         (973)
    Capital Expenditures-------------        (198)        (57)        (782)        (223)         (218)
                                       ----------  ----------  -----------  -----------   -------------
                                            1,568       2,215        4,354        5,720         1,470
                                       ----------  ----------  -----------  -----------   -------------
  Total Royalties--------------------       2,722       3,341        8,177        8,426         2,664
  Administrative Fee to Santa Fe-----         (52)        (50)        (154)        (133)          (52)
  Trust Formation Costs--------------      --             (98)        (108)        (173)      --
                                       ----------  ----------  -----------  -----------   -------------
  Payment Received-------------------       2,670       3,193        7,915        8,120         2,612
  Cash Advance From Santa Fe---------          90          25          396           25            75
  Repayment of Cash Advance from
    Santa Fe-------------------------        (150)     --             (361)     --                (90)
  Cash Withheld for Trust
    Expenses-------------------------         (90)       (100)        (390)        (150)          (77)
                                       ----------  ----------  -----------  -----------   -------------
  Distributable Cash-----------------       2,520       3,118        7,560        7,995         2,520
                                       ==========  ==========  ===========  ===========   =============
  Distributable Cash Per Trust Unit
    (in dollars)---------------------     0.40000     0.49485      1.20000      1.26898       0.40000
                                       ==========  ==========  ===========  ===========   =============
(a) In the fourth quarter of 1994 the Trust will receive a payment of $2,612,000 and on November 30, 1994 will make a cash distribution of $2,520,000, or
    $0.40 per Trust Unit, to unitholders of record on November 14, 1994.

                                       8

    Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payments of revenues and expenses as well as changes in prices and production volumes.

    Cash proceeds from the Wasson ODC Royalty for the first nine months of 1994 include Support Payments of $362,000, or $0.0575 per Trust Unit, made in the first quarter of 1994 and $506,000, or $0.08027 per Trust Unit, made in the second quarter of 1994. Oil volumes for the Wasson ODC Royalty for the first nine months of 1994 include 64,846 barrels attributable to the Support Payments. Operating expenses for the Net Profits Royalties averaged $3.82 per barrel of oil equivalent ("BOE") in the first nine months of 1994 compared to $3.64 per BOE in the first nine months of 1993. Capital expenditures with respect to the Net Profits Royalties increased from $313,000 in the full year 1993 to $782,000 in the first nine months of 1994. Capital expenditures for the third quarter of 1994 include a reserve of approximately $131,000 for costs incurred but not paid and similar reserves may be established in future quarters. Capital expenditures for the fourth quarter of 1994 totalled $349,000 ($218,000 net of the $131,000 reserve established in the third quarter) and are expected to be approximately $950,000 in the first half of 1995.

    The Support Payments in the first and second quarters of 1994 resulted primarily from lower realized oil prices and increased capital expenditures. As a result of the increased level of drilling activities and depending on other factors such as sales volumes and prices and the level of operating costs, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.40 per quarter.

    In addition to costs and expenses related to the Royalty Properties, in the first nine months of 1994 the Trust paid an administrative fee to Santa Fe of $154,000 ($133,000 in the first nine months of 1993) and the Trustee withheld $390,000 for the payment of Trust administrative expenses ($150,000 in the first nine months of 1993). The increase in Trust administrative expenses in 1994 reflects the payment in 1994 of $87,000 in nonrecurring listing application fees to the New York Stock Exchange ("NYSE"), a $16,000 annual fee to the NYSE and $32,000 for the printing of Trust Unit certificates, as well as, increased fees for tax, accounting, printing and other administrative services. In addition, in the first nine months of 1994 and 1993 the Trust repaid Santa Fe $108,000 and $173,000, respectively, for certain Trust formation costs. Trust administrative expenses for the full year 1994 are expected to total approximately $669,000, including approximately $205,000 in administrative fees paid to Santa Fe.

    In the fourth quarter of 1994 the Trust will receive a payment of $2,612,000 and on November 30, 1994 will make a cash distribution of $2,520,000, or $0.40 per Trust Unit, to unitholders of record on November 14, 1994. The payment to be received in the fourth quarter does not include a Support Payment.

                                       9

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

Date:  November 10, 1994

    The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.