Form 10-K405
SANTA FE ENERGY TRUST
filed 1995-03-30
CIK 893486

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM ______________ TO________________

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                      WHICH REGISTERED
            -------------------                   ------------------------
   DEPOSITARY UNITS, EVIDENCED BY SECURE          NEW YORK STOCK EXCHANGE
         PRINCIPAL ENERGY RECEIPTS

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of 6,300,000 Depositary Units in Santa Fe Energy Trust held by non-affiliates of the registrant at the closing sales price on March 27, 1995, of $17.50 was $110,250,000.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    As of March 27, 1995, 6,300,000 Depositary Units in Santa Fe Energy Trust.

    Documents Incorporated By Reference: None.

================================================================================

                  TABLE OF CONTENTS

                       PART I
                                                 PAGE
                                                 ----
Item 1.  Business.............................     1
                                                   1
         Description of the Trust.............
                                                   7
         Description of the Trust Units and
           Depositary Units...................
                                                  15
         Description of the Treasury
           Obligations........................
                                                  16
         Description of the Royalty
           Properties.........................
                                                  25
         Competition and Markets..............
                                                  26
         Governmental Regulation..............
Item 2.  Properties...........................    28
Item 3.  Legal Proceedings....................    28
Item 4.  Submission of Matters to a Vote of       28
           Security Holders...................

                      PART II

Item 5.  Market for the Registrant's Common       29
           Equity and Related Holder
           Matters............................
Item 6.  Selected Financial Data..............    29
Item 7.  Management's Discussion and Analysis     29
           of Financial Condition and Results
           of
           Operations.........................
Item 8.  Financial Statements and                 33
           Supplementary Data.................
Item 9.  Changes in and Disagreements with        33
           Accountants on Accounting and
           Financial
           Disclosure.........................

                      PART III

Item 10. Directors and Executive Officers of      33
           the Registrant.....................
Item 11. Executive Compensation...............    33
Item 12. Security Ownership of Certain            33
           Beneficial Owners and Management...
Item 13. Certain Relationships and Related        33
           Transactions.......................

                       PART IV

Item 14. Exhibits, Financial Statement            34
           Schedules, and Reports on Form
           8-K................................
SIGNATURES....................................    43

CERTAIN DEFINITIONS

    As used herein, the following terms have the meanings indicated: "Bbl" means barrel, "MBbl" means thousand barrels, "Mcf" means thousand cubic feet and "MMcf" means million cubic feet. Natural gas volumes are converted to "barrels of oil equivalent" using the ratio of 6.0 Mcf of natural gas to 1.0 barrel of crude oil.
                                    PART I
ITEM 1.  BUSINESS
                           DESCRIPTION OF THE TRUST

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

    The Trust Units and Treasury Obligations are held by the Depositary for the holders of Depositary Units (Holders). The Treasury Obligations consist of a portfolio of United States Treasury stripped interest coupons that mature on the Liquidation Date in the aggregate face amount of $126,000,000, which amount equals $20 multiplied by the aggregate number of Depositary Units issued and outstanding. Since Depositary Units may be issued or transferred only in denominations of 50 or integral multiples thereof, each holder of 50 Depositary Units owns the entire beneficial interest in a discrete Treasury Obligation, in a face amount of $1,000, the minimum denomination of such Treasury Obligations. The Treasury Obligations do not pay current interest. See "Description of Trust Units and Depositary Units -- Federal Income Tax Matters".

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

                                      1

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

    The Trustee is paid an annual fee of approximately $12,500. The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses is anticipated to aggregate approximately $350,000 per year, although such costs could be greater or less depending on future events. The Trust paid Santa Fe an annual fee of $206,000 in 1994. Such fee will increase by 3.5% per year, payable quarterly, to reimburse Santa Fe for overhead expenses.

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

                                      2

    "Royalty Production" for the Wasson ODC Royalty is defined as 12.3934% of the lesser of (i) the actual number of gross barrels of oil produced for such quarter from the Wasson ODC Unit and (ii) the applicable maximum quarterly gross production limitation set forth in the table below. The table also shows the maximum number of barrels of Royalty Production that may be produced per quarter in respect of the Wasson ODC Royalty (12.3934% of the quarterly gross production limitation).
                                    WASSON ODC ROYALTY      WASSON ODC ROYALTY
      CALENDAR QUARTERS              QUARTERLY GROSS           MAXIMUM NET
     IN THE YEAR ENDING                 PRODUCTION              QUARTERLY
        DECEMBER 31,                LIMITATION (MBBLS)      PRODUCTION (MBBLS)
---------------------------------   ------------------      ------------------
1995.............................           515                    63.8
1996.............................           521                    64.6
1997.............................           539                    66.8
1998.............................           532                    65.9
1999.............................           561                    69.5
2000.............................           522                    64.7
2001.............................           504                    62.5
2002.............................           530                    65.7
2003.............................           582                    72.1
2004.............................           604                    74.9
2005.............................           536                    66.4
2006.............................           502                    62.2
2007.............................           486                    60.2

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

    "Royalty Production" for the Wasson Willard Royalty is defined as 6.8355% of the lesser of (i) the actual number of gross barrels of oil produced for such quarter from the Wasson Willard Unit and (ii) thc applicable maximum quarterly gross production limitation set forth in the table below. The table also shows the maximum number of barrels of Royalty Production that may be produced per quarter in respect of the Wasson Willard Royalty (6.8355% of the quarterly gross production limitation).
                                       WASSON WILLARD          WASSON WILLARD
       CALENDAR QUARTERS             ROYALTY QUARTERLY        ROYALTY MAXIMUM
      IN THE YEAR ENDING              GROSS PRODUCTION         NET QUARTERLY
         DECEMBER 31,                LIMITATION (MBBLS)      PRODUCTION (MBBLS)
----------------------------------   ------------------      ------------------
 1995.............................           494                    33.8
 1996.............................           474                    32.4
 1997.............................           455                    31.1
 1998.............................           437                    29.9
 1999.............................           390                    26.7
 2000.............................           323                    22.1
 2001.............................           268                    18.3
 2002.............................           222                    15.2
 2003.............................           175                    12.0

    AVERAGE PER BARREL PRICE. The "Average Per Barrel Price" with respect to the Wasson Royalties for any calendar quarter generally means (a) the aggregate revenues received by Santa Fe for such quarter from the sale of oil production from its royalty interest in the Wasson Field production unit

                                      3

to which the particular Wasson Royalty relates less certain actual costs for such quarter which consist of post-production costs (including gathering, transporting, separating, processing, treatment, storing and marketing charges), costs of litigation concerning title to or operations of the Wasson Royalties, severance taxes, ad valorem taxes, excise taxes (including windfall profits taxes, if any), sales taxes and other similar taxes imposed upon the reserves or upon production, delivery or sale of such production, costs of audits, insurance premiums and amounts reserved for the foregoing, divided by (b) the aggregate number of barrels produced for such quarter from its royalty interest in the Wasson Field production unit to which the particular Wasson Royalty relates.

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

    CALCULATION OF NET PROCEEDS. "Net Proceeds" generally means, for any calendar quarter, (a) with respect to Net Profits Properties that are conveyed from working interests, the excess of Gross Proceeds (as defined below) over all costs, expenses and liabilities incurred in connection with exploring, prospecting and drilling for, operating, producing, selling and marketing oil and gas, including, without limitation, all amounts paid as royalties, overriding royalties, production payments or other burdens against production pursuant to permitted encumbrances, delay rentals, payments in connection with the drilling or deferring of drilling of any well in the vicinity, adjustment payments to others in connection with contributions upon pooling, unitization or communitization, rent for use of or damage to the surface, costs under any joint operating unit or similar agreement, costs incurred with respect to reworking, drilling, equipping, plugging back, completing and recompleting wells, making production ready or available for market, constructing production and delivery facilities, producing, transporting, compressing, dehydrating, separating, treating, storing and marketing production, secondary or tertiary recovery or other operations conducted for the purpose of enhancing production, litigation concerning title to or operation of the working interests, renewals and extensions of leases, and taxes, and (b) with respect to Net Profits Properties that are conveyed from royalty interests, the excess of Gross Proceeds over all costs, expenses and liabilities incurred in making production available or ready for market, including, without limitation, costs paid for gathering, transporting, compressing, dehydrating, separating, treating, storing and marketing oil and gas, litigation concerning title to or operation of royalty interests, taxes, costs of audits and insurance premiums.

    "Gross Proceeds" generally means, for any calendar quarter, the amount of cash received by Santa Fe during such quarter from the sales of oil and gas produced from the Net Profits Properties excluding (a) all amounts attributable to nonconsent operations conducted with respect to any working interest in which Santa Fe or its assignee is a nonconsenting party and which is dedicated to the recoupment or reimbursement of penalties, costs and expenses of the consenting parties, (b) damages arising from any cause other than drainage or reservoir injury, (c) rental for reservoir use, (d) payments in connection with the drilling of any well on or in the vicinity of the Net Profits Properties and (e) all amounts set aside as reserved amounts. Gross Proceeds will not include (x) consideration for the transfer or sale of the Net Profits Properties (except as provided below under "Description of the Trust -- Support Payments") or (y) any amount not received for oil and gas lost in the production or marketing thereof or used by the owner of the Net Profits Properties in drilling, production and plant operations. Gross Proceeds includes payments for future production to the extent they are not subject to repayment in the event of insufficient subsequent production.
                                      4

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

SUPPORT PAYMENTS

    The Wasson Conveyance provides that the Trust is entitled to additional quarterly royalty payments (Support Payments), subject to certain limitations herein described, from an additional royalty out of Santa Fe's interests in the Wasson ODC Unit during the period ending on December 31, 2002 (the Support Period) in the event that the net cash available for distribution to Holders from the Royalty Interests for any calendar quarter during the Support Period is less than an amount sufficient to distribute to Holders a minimum supported quarterly royalty per Depositary Unit equal to $0.40 per Depositary Unit (the Minimum Quarterly Royalty). The distributions with respect to the fourth quarter of 1993 (paid in the first quarter of 1994), the first quarter of 1994 (paid in the second quarter of 1994) and the fourth quarter of 1994 (paid in the first quarter of 1995) included Support Payments of $362,100 (approximately $0.06 per Depositary Unit), $505,700 (approximately $0.08 per Depositary Unit) and $676,600 (approximately $0.11 per Depositary Unit), respectively. The Support Payments were required primarily due to lower realized oil prices and capital expenditures incurred with respect to the Net Profits Properties, a substantial portion of which related to the drilling of new wells. Based on current prices and expected capital expenditures, the distribution with respect to the first quarter of 1995 (to be paid in the second quarter of 1995) may include a Support Payment.

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

                                      5

    PROPORTIONATE REDUCTION OF MINIMUM QUARTERLY ROYALTY AND AGGREGATE SUPPORT PAYMENT LIMITATION AMOUNT UPON CERTAIN SALES. In the event that Santa Fe causes the Trust to sell or release a portion of the Net Profits Royalties in connection with the sale by Santa Fe of underlying Net Profits Properties, the Minimum Quarterly Royalty and the Aggregate Support Payment Limitation Amount will be adjusted proportionately downward to equal the product resulting from multiplying each of the Minimum Quarterly Royalty and the Aggregate Support Payment Limitation Amount by a fraction, the numerator of which will be the Remaining Royalty Interests Amount (as defined below) and the denominator of which will be the Existing Royalty Interests Amount (as defined below). For such purposes, the "Remaining Royalty Interests Amount" means, at any time, the Existing Royalty Interests Amount (as defined below) less the present value of the future net revenues attributable to the portion of the Net Profits Royalties sold or released by the Trust, determined by reference to the reserve report for the Royalty Properties prepared in accordance with guidelines of the Securities and Exchange Commission (Commission) as of the December 31 immediately preceding the date of the sale. The "Existing Royalty Interests Amount" means, at any time, the then present value of the future net revenues attributable to the Royalty Interests (including the portion sold or released by the Trust), determined by reference to the reserve report for the Royalty Properties prepared in accordance with Commission guidelines as of the December 31 immediately preceding the date of the sale. Following any such sale of Net Profits Royalties, the Trustee will notify the Holders of the adjusted Minimum Quarterly Royalty and the adjusted Aggregate Support Payment Limitation Amount.

OTHER MATTERS

    Payments to the Trust are attributable to the sale of depleting assets. Thus, the reserves attributable to the Royalty Properties are expected to decline over time. Based on the estimated production volumes in the Reserve Report (hereinafter defined), on a barrel of oil equivalent basis the oil and gas production from proved reserves attributable to the Trust in the year preceding the Liquidation Date is expected to be approximately 35% of the oil and gas production attributable to the Trust in 1995.

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

    The current operators of the Royalty Properties are under no obligation to continue operating such properties, and neither the Trustee, the Holders nor Santa Fe will be able to appoint or control the appointment of replacement operators. The operators of the Net Profits Properties and any transferee have the right to abandon any well or property on a Net Profits Property that is a working interest, if, in their opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities, and upon termination of any such lease that portion of the Net Profits Royalties relating thereto will be extinguished.
                                      6

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

    The deposited Trust Units and Treasury Obligations are held solely for the benefit of the Holders and do not constitute assets of the Depositary or the Trust. The Depositary has no power to assign, transfer, pledge or otherwise dispose of any of the Trust Units or Treasury Obligations, except as described under "Possible Divestiture of Depositary Units and Trust Units".

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

    The net taxable income of the Trust for each calendar quarter will be reported by the Trustee for tax purposes as belonging to the Holders of record to whom the Quarterly Distribution Amount was or will be distributed. Because the Trust will be classified for tax purposes as a "grantor trust" (see "Federal Income Tax Matters"), the net taxable income will be realized by cash-basis Holders for tax purposes in the calendar quarter received by the Trustee, rather than in the quarter distributed by the Trustee. Taxable income of a Holder may differ from the Quarterly Distribution Amount because the Treasury Obligations are treated as generating interest income prior to the time any cash payments are received thereon, a portion of the payments received on the Wasson Royalties are treated as a nontaxable return of principal, and cost depletion reduces taxable income but not the Quarterly Distribution Amount. There may also be minor variances because of the possibility that, for example, a reserve will be established in one quarter that will not give rise to a tax deduction until a subsequent quarter, an expenditure paid for in one quarter will have to be amortized for tax purposes over several quarters, etc. See "Federal Income Tax Matters."

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

LIABILITY OF HOLDERS

    The Trust is intended to be classified as an "express trust" under Texas law and thus subject to the Texas Trust Code. Under the Texas Trust Code, a trust beneficiary will not be held personally liable for obligations incurred by the Trust except in limited circumstances principally related to wrongful conduct by the trust beneficiary. It is unclear whether the Trust constitutes an "express trust" under the Texas Trust Code. If the Trust were held not to be an express trust, a Holder could be jointly and severally liable for any liability of the Trust in the event that (i) the satisfaction of such liability was not by contract limited to the assets of the Trust and (ii) the assets of the Trust were insufficient to discharge such liability. Examples of such liability would include liabilities arising under environmental laws and damages arising from product liability and personal injury in connection with the Trust's business. Each Holder should weigh this potential exposure in deciding whether to retain or transfer his Trust Units.

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

  CLASSIFICATION AND TAXATION OF THE TRUST

    The Trust will be taxable as a grantor trust and not as an association taxable as a corporation. As a grantor trust, the Trust will not be subject to tax. For tax purposes, Holders will be considered to own and receive the Trust's income and principal as though no trust were in existence. The Trust will file an information return, reporting all items of income, credit or deduction which must be included in the tax returns of Holders. If the Trust were determined to be an association taxable as a corporation, it would be treated as a separate entity subject to corporate tax on its taxable income, Holders would be treated as shareholders, and distributions to Holders from the Trust would be treated as corporate distributions that are not deductible by the Trust. Such distributions would be taxable to a Holder, first, as dividends to the extent of the Holder's pro rata share of the Trust's earnings and profits, then as a tax-free return of capital to the extent of his basis in his Trust Units, and finally as capital gain to the extent of any excess.

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

  INTEREST INCOME

    Based on representations made by Santa Fe regarding the reserves burdened by the Wasson Royalties and the expected life of the Wasson Royalties, the Wasson Royalties will be treated as "production payments" under Section 636(a) of the Code. Thus, each Holder will be treated as making a mortgage loan on the Wasson Properties to Santa Fe in an amount equal to the amount of the purchase price of each Depositary Unit allocated to the Wasson Royalties. Because they are treated as debt instruments for tax purposes, the Wasson Royalties will be subject to the Original Issue Discount (OID) rules of Sections 1272 through 1275 of the Code. Section 1272 generally requires the periodic inclusion of original issue discount in income of the purchaser of a debt instrument. Section 1275 provides special rules and authorizes the IRS to prescribe regulations modifying the statutory provisions where, by reason of contingent payments, the tax treatment provided under the statutory provisions does not carry out the purposes of such provisions. Proposed regulations dealing with contingent payments were issued in 1986 and modified in 1991 (the "Original Proposed Regulations"). During December 1994, the IRS replaced the Original Proposed Regulations with new proposed regulations (the "New Proposed Regulations"). However, the New Proposed Regulations are by their terms applicable only to debt instruments that are issued after such regulations are ultimately finalized, and the New Proposed Regulations do not provide guidance as to the manner in which previously issued contingent debt instruments should be treated or the extent, if any, to which the Original Proposed Regulations govern the tax treatment of such debt instruments. Because the Original Proposed Regulations were in effect when the Wasson Royalties were issued to the Trust, the tax treatment of the Wasson Royalties has been reported to the Holders under the provisions of the Original Proposed Regulations.

    Under the rules set forth in the Original Proposed Regulations, each payment (at the time the amount of such payment becomes fixed) made to the Trust with respect to the Wasson Royalties will be treated first as consisting of a payment of interest to the extent of interest deemed accrued under the OID rules and the excess (if any) will be treated as a payment of principal. The total amount treated as principal will be limited to the amount of the purchase price of each Depositary Unit allocated to the Wasson Royalties. For purposes of determining the amount of accrued interest, the Original Proposed Regulations require the use of the Applicable Federal Rate based on the due date of the final payment due under the terms of each of the production payments, which for the Wasson Willard Royalty and the Wasson ODC Royalty is December 31, 2003 and December 31, 2007, respectively. If rules similar to the New Proposed Regulations were deemed to be applicable to the
                                      11

Wasson Royalties, the Trustee would be required to compute reasonable projections of the anticipated payment schedule and yield with respect to the Wasson Royalties, interest would be deemed to accrue based on such projected yield and payment schedule, the amount of interest that is deemed to accrue would be adjusted upward or downward to the extent that actual payments received exceed or are less than projected payments, and each Holder would be required to include in his taxable income his proportionate share of such adjusted interest accrual. Such treatment would affect the timing and, possibly, the character (but not the overall amount) of income and gain or loss recognition with respect to the Wasson Royalties.

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

    The allowance for depletion with respect to a property is determined annually and is the greater of cost depletion or, if allowable, percentage depletion. Percentage depletion is generally available to "independent producers" (generally persons who are not substantial refiners or retailers of oil or gas or their primary products) on the equivalent of 1,000 barrels of production per day. Percentage depletion is a statutory allowance equal to 15% of the gross income from production from a property subject to a net income limitation which is 100% of the taxable income from the property, computed without regard to depletion deductions and certain loss carrybacks. The depletion deduction attributable to percentage depletion for a taxable year is limited to 65% of the taxpayer's taxable income for the year before allowance of "independent producers" percentage depletion and certain loss carrybacks. Unlike cost depletion, percentage depletion is not limited to the adjusted tax basis of the property, although it reduces such adjusted tax basis (but not below zero).

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

                                      12

of adjusted gross income. It is anticipated that the amount of such expenses will not be significant in relation to the Trust's income.

  NON-PASSIVE ACTIVITY INCOME AND LOSS

    The income and expenses of the Trust will not be taken into account in computing the passive activity losses and income under Code Section 469 for a Holder who acquires and holds Depositary Units as an investment.

  UNRELATED BUSINESS TAXABLE INCOME

    Certain organizations that are generally exempt from tax under Code Section 501 are subject to tax on certain types of business income defined in Code
Section 512 as unrelated business income. The income of the Trust will not be unrelated business taxable income within the meaning of Code Section 512 so long as the Trust Units are not "debt-financed property" within the meaning of Code
Section 514(b). In general, a Trust Unit would be debt-financed if the Holder incurs debt to acquire a Trust Unit or otherwise incurs or maintains a debt that would not have been incurred or maintained if such Trust Unit had not been acquired. Legislative proposals have been made from time to time which, if adopted, would result in the treatment of income attributable to the Net Profits Royalties as unrelated business income.

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

  SALE OF NET PROFITS ROYALTIES

    In certain circumstances, Santa Fe may cause the Trustee, without the consent of the Holders, to release a portion of the Net Profits Royalties in connection with a sale by Santa Fe of the underlying Net Profits Properties. Additionally, the assets of the Trust, including the Net Profits Royalties, will be sold by the Trustee prior to the Liquidation Date in anticipation of the termination of the Trust. A sale by the Trust of Net Profits Royalties will be treated for Federal income tax purposes as a sale of Net Profits Royalties by a Holder. Thus, a Holder will recognize gain or loss on a sale of Net Profits Royalties by the Trust. A portion of that income may be treated as ordinary income to the extent of depletion recapture. See "Sale of Depositary Units; Depletable Basis," above.
                                      13
  BACKUP WITHHOLDING

    In general, distributions of Trust income will not be subject to "backup withholding" unless: (i) the Holder is an individual or other noncorporate taxpayer and (ii) such Holder fails to comply with certain reporting procedures.

  TAX SHELTER REGISTRATION

    Code Section 6111 requires a tax shelter organizer to register a "tax shelter" with the IRS by the first day on which interests in the tax shelter are offered for sale. The Trust is registered as a tax shelter with the IRS. The Trust's tax shelter registration number is 92322000636.

    A Holder who sells or otherwise transfers a Trust Unit in a subsequent transaction must furnish the tax shelter registration number to the transferee. The penalty for failure of the transferor of a Trust Unit to furnish such tax shelter registration number to a transferee is $100 for each such failure. Holders must disclose the tax shelter registration number of the Trust on Form 8271 to be attached to the tax return on which any deduction, loss, credit or other benefit generated by the Trust is claimed or income of the Trust is included. A Holder who fails to disclose the tax shelter registration number on his return, without reasonable cause for such failure, will be subject to a $250 penalty for each such failure. (Any penalties discussed herein are not deductible for income tax purposes.)

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

    In order to avoid the application of certain penalties, a fiduciary must also consider whether the acquisition of Trust Units and/or operation of the Trust might result in direct or indirect nonexempt prohibited transactions under
Section 406 of ERISA and Code Section 4975. In determining whether there are such prohibited transactions, a fiduciary must determine whether there are "plan assets" involved in the transaction. On November 13, 1986, the Department of Labor published final regulations (the DOL Regulations) concerning whether or not a Qualified Plan's assets (such as a Trust Unit) would be deemed to include an interest in the underlying assets of an entity (such as the Trust) for purposes of the reporting, disclosure and fiduciary responsibility provisions of ERISA and analogous provisions of the Code, if the Plan acquires an "equity interest" in such entity. The DOL Regulations provide that the underlying assets of an entity will not be considered "plan assets" if the interests in the entity are a publicly offered security. Trust Units are considered to be "publicly offered" for this purpose if they are part of a class of securities that is (i) widely held (I.E., owned by more than 100 investors independent of the issuer and each other), (ii) freely transferable, and (iii) registered under Section 12(b) or 12(g) of the Exchange Act. Although no assurances can be given, it is believed that these requirements have been satisfied with respect to Trust Units. Fiduciaries,
                                      14

however, will need to determine whether the acquisition of Trust Units is a nonexempt prohibited transaction under the general requirements of ERISA Section 406 and Code Section 4975.

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

THE WASSON PROPERTIES

    The Wasson Royalties were conveyed to the trust out of Santa Fe's 12.3934% royalty interest in the Wasson ODC Unit and its 6.8355% royalty interest in the Wasson Willard Unit, located in the Wasson Field. Santa Fe also owns working interests in each of these units. Santa Fe's production from the Wasson Field commenced in 1939. A secondary waterflooding phase in the Wasson Field began in the early 1960s. The Wasson Field has been significantly redeveloped for tertiary recovery operations utilizing CO2 flooding, which commenced in 1984. Gross capital expenditures in excess of $600 million have been made by all working interest owners in respect of these operations in the Wasson ODC Unit and Wasson Willard Unit. Most of the capital expenditures for plant, facilities, wells and equipment necessary for such tertiary recovery operations have been made, although significant ongoing capital expenditures for CO 2 acquisition will be required to complete the flood of the Wasson Field, particularly the Wasson Willard Unit. The Wasson Royalties are not subject to development costs or operating costs (including CO2 acquisition costs).

    The Wasson ODC Unit and the Wasson Willard Unit are production units formed by the various interest owners in the Wasson Field to facilitate development and production of certain geographically concentrated leases. The Wasson ODC Unit covers approximately 7,840 acres with approximately 315 producing wells and is operated by Amoco Production Company. The Wasson Willard Unit covers approximately 13,520 acres with approximately 335 producing wells and is operated by a subsidiary of Atlantic Richfield Company. Production attributable to Santa Fe's royalty interests in the Wasson ODC Unit and Wasson Willard Unit is marketed by Santa Fe and in some cases is sold at the wellhead at market responsive prices that approximate spot oil prices for West Texas Sour crude, and in other cases is sold at points within common carrier pipeline systems on terms whereby Santa Fe pays the cost of transporting same to such points. Santa Fe may sell its royalty interests in the Wasson Field subject to and burdened by the Wasson Royalties, without the consent of the Trustee of the Trust or the Holders. The Wasson Royalties may not be sold by the Trust without the consent of Santa Fe.

THE NET PROFITS PROPERTIES

    The Royalty Properties burdened by the Net Profits Royalties consist of royalty and working interests in a diversified portfolio of producing properties located in established oil and gas producing areas in 12 states. Over 90% of the discounted present value of estimated future net revenues attributable to the Net Profits Royalties is generated from Net Profits Properties located in Texas, Oklahoma and Louisiana and related state waters. No single property or field accounts for more than 6% of the estimated future net revenues attributable to the Net Profits Royalties. Production attributable to the Net Profits Properties is principally sold at market responsive prices.

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

    Santa Fe estimates that as of December 31, 1994, the Net Profits Properties covered approximately 246,000 gross acres (approximately 36,000 net to Santa
Fe). Productive well information generally is not made available by operators to owners of royalties and overriding royalties. Accordingly, such information is unavailable to Santa Fe for the Net Profits Properties.

TITLE TO PROPERTIES

    The Conveyances contain a warranty of title, limited to claims by, through or under Santa Fe, and covering the Wasson Properties and certain of the Net Profits Properties. The Conveyances contain no title warranty with respect to the remaining Net Profits Properties. As is customary in the oil and gas industry, Santa Fe or the operator of its properties performs only a perfunctory title examination when it acquires leases, except leases covering proved reserves. Generally, prior to drilling a well, a more thorough title examination of the drill site tract is conducted and curative work is performed with respect to significant title defects, if any, before proceeding with operations. The Royalty Properties are typically subject, to one degree or another, to one or more of the following: (i) royalties and other burdens and obligations, expressed and implied, under oil and gas leases; (ii) overriding royalties (such as the Royalty Interests) and other burdens created by Santa Fe or its predecessors in title; (iii) a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements, farmout agreements, production sales contracts and other agreements that may affect the properties or their titles; (iv) liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing unpaid suppliers and contractors and contractual liens under operating agreements; (v) pooling, unitization and communitization agreements, declarations and orders; and (vi) easements, restrictions, rights-of-way and other matters that commonly affect property. To the extent that such burdens and obligations affect Santa Fe's rights to production and production revenues from the Royalty Properties, they have been taken into account in calculating the Royalty Interests and in estimating the size and value of the Trust's reserves attributable to the Royalty Interests.

    It is not entirely clear that all of the Royalty Interests would be treated as fully conveyed real or personal property interests under the laws of each of the states in which the Royalty Properties are located. The Conveyances (other than the Louisiana Conveyance) state that the Royalty Interests constitute real property interests and Santa Fe has recorded the Conveyances (other than the Louisiana Conveyance) in the appropriate real property records of the states in which the Royalty Properties are located in accordance with local recordation provisions. If during the term of the Trust, Santa Fe becomes involved as a debtor in bankruptcy proceedings, it is not entirely clear that all of the Royalty Interests would be treated as fully conveyed property interests under the laws of each of the states in which the Royalty Properties are located. If in such a proceeding a determination were made that a Royalty Interest (or a portion thereof) did not constitute fully conveyed property interests under applicable state law, the Conveyance related to such Royalty Interest (or a portion thereof) could be subject to rejection as an executory contract (a term used in the Federal Bankruptcy Code to refer to a contract under which the obligations of both the debtor and the other party to the contract are so unsatisfied that the failure of either to complete performance would constitute a material breach excusing performance of the other) in a bankruptcy proceeding involving Santa Fe. In such event, the Trust would be treated as an unsecured creditor of Santa Fe with respect to such Royalty Interest in the pending bankruptcy. Under Louisiana law, the Louisiana Conveyance constitutes personal property that could be rejected as an executory contract in a bankruptcy proceeding involving Santa Fe, although the mortgage on the Royalty Properties that is burdened by the Louisiana Conveyance and which secures the Trust's interests in such Royalty Properties should enhance the Trust's position in the event of such a proceeding. No assurance can be given that the Royalty Interests would not be subject to rejection in a bankruptcy proceeding as executory contracts.
                                      17
RESERVES

    A study of the proved oil and gas reserves attributable to the Trust as of December 31, 1994 has been made by Ryder Scott Company, independent petroleum consultants. The following letter (Reserve Report) summarizes such reserve study. The Trust has not filed reserve estimates covering the Royalty Properties with any other Federal authority or agency.

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

                           (RYDER SCOTT LETTERHEAD)

                               January 25, 1995

Santa Fe Energy Resources, Inc.
1616 South Voss Road
Houston, Texas 77057-2696

Gentlemen:

    Pursuant to your request, we present below our estimates of the net proved reserves attributable to the interests of the Santa Fe Energy Trust (Trust) as of December 31, 1994. The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Santa Fe Energy Resources, Inc. (Santa Fe). The interests conveyed to the Trust consist of royalty interests in the Wasson Field, Texas (Wasson Royalties) and a net profits interest derived from working and royalty interests in numerous other properties (Net Profits Royalties). The properties included in the Trust are located in the states of Alabama, Arkansas, California, Colorado, Kansas, Louisiana, Mississippi, New Mexico, North Dakota, Oklahoma, Texas, Wyoming, and in state waters offshore Louisiana and Texas.

    The estimated reserve quantities and future income quantities presented in this report are related to a large extent to hydrocarbon prices. Hydrocarbon prices in effect as December 31, 1994 were used in the preparation of this report as required by Securities and Exchange Commission (SEC) and Financial Accounting Standards Bulletin No. 69 (FASB 69) guidelines; however, actual future prices may vary significantly from December 31, 1994 prices for reasons discussed in more detail in other sections of this report. Therefore, quantities of reserves actually recovered and quantities of income actually received may differ significantly from the estimated quantities presented in this report.

                                          AS OF DECEMBER 31, 1994
                                --------------------------------------------
                                                       ESTIMATED     PRESENT
                                                       FUTURE NET    VALUE
                                LIQUIDS      GAS      CASH INFLOWS   AT 10%
                                (MBBLS)     (MMCF)       (M$)         (M$)
                                -------     ------    ------------   -------
Proved Net Developed and
 Undeveloped
  Wasson ODC Royalty .......     4,562           0       64,787      36,809
  Wasson Willard Royalty ...       886           0       12,405       8,781
  Net Profits Royalties ....     1,177      10,808       35,188      22,646
                                 -----      ------      -------      ------
        Totals .............     6,625      10,808      112,380      68,236

Proved Net Developed
  Wasson ODC Royalty .......     4,562           0       64,787      36,809
  Wasson Willard Royalty ...       886           0       12,405       8,781
  Net Profits Royalties ....     1,174      10,672       34,946      22,466
                                 -----      ------      -------      ------
        Totals .............     6,622      10,672      112,138      68,056

    The estimated proved reserves and income quantities for the Wasson Royalties presented in this report are calculated by multiplying the net revenue interest attributable to each of the Wasson Royalties by the total amount of oil estimated to be economically recoverable from the respective productive units, subject to production limitations applicable to the Wasson Royalties and an additional royalty to provide Support Payments, which have been described to us by Santa Fe.
                                      19

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

    The "Liquid" reserves shown above are comprised of crude oil, condensate and natural gas liquids. Natural gas liquids comprise 1.3 percent of the Trust's developed liquid reserves and 1.3 percent of the Trust's developed and undeveloped liquid reserves. All hydrocarbon liquid reserves are expressed in standard 42 gallon barrels. All gas volumes are sales gas expressed in MMCF at the pressure and temperature bases of the area where the gas reserves are located. The estimated future net cash inflows are described later in this report.

    Santa Fe has indicated that the conveyance of the Wasson Royalties to the Trust provides that the Trust will receive an additional royalty interest in the Wasson ODC Unit which could be available for Support Payments. Payment of this additional royalty is subject to numerous limitations which are detailed in the Conveyance. The tables shown on Pages 19 and 22 include 1,124,446 barrels of oil, $15,959,159 of estimated future net revenue, and $9,524,066 of discounted estimated future net revenue attributable to an additional royalty in respect of Support Payments which have been described to us by Santa Fe.

    In accordance with information provided by Santa Fe, proved reserves and revenues attributable to Santa Fe's remaining royalty interest in the Wasson ODC Unit available for Support Payments, which includes the above mentioned reserves and revenues, are presented below.

                                                         ESTIMATED
                                                         FUTURE NET
             PROVED OIL             ESTIMATED             REVENUES
              RESERVES              FUTURE NET           DISCOUNTED
               (BBLS)             REVENUES -- $         AT 10% -- $
             ---------            -------------         -----------
             2,422,773             $34,256,436          $24,577,818

    We have calculated total estimated future net revenues of $34,256,436 available for Support Payments. However, due to the terms of the Conveyance these are limited in the aggregate to a current balance as of December 31, 1994 of $18,455,565 and further limited, due to the current production and net income profiles, to $15,959,159. As stated above, this latter amount has been included in our report as the Support Payment.

    The proved reserves presented in this report comply with the SEC's Regulation S-X Part 210.4-10 Sec. (a) as clarified by subsequent Commission Staff Accounting Bulletins, and are based on the following definitions and criteria:

        Proved reserves of crude oil, condensate, natural gas, and natural gas liquids are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing conditions. Reservoirs are considered proved if economic producibility is supported by actual production or formation

                   RYDER SCOTT COMPANY  PETROLEUM ENGINEERS

    tests. In certain instances, proved reserves are assigned on the basis of a combination of core analysis and electrical and other type logs which indicate the reservoirs are analogous to reservoirs in the same field which are producing or have demonstrated the ability to produce on a formation test. The area of a reservoir considered proved includes (1) that portion delineated by drilling and defined by fluid contacts, if any, and (2) the adjoining portions not yet drilled that can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of data on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Proved reserves are estimates of hydrocarbons to be recovered from a given date forward. They may be revised as hydrocarbons are produced and additional data become available. Proved natural gas reserves are comprised of non-associated, associated, and dissolved gas. An appropriate reduction in gas reserves has been made for the expected removal of natural gas liquids, for lease and plant fuel and the exclusion of non-hydrocarbon gases if they occur in significant quantities and are removed prior to sale. Reserves that can be produced economically through the application of improved recovery techniques are included in the proved classification when these qualifications are met: (1) successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based, and (2) it is reasonably certain the project will proceed. Improved recovery includes all methods for supplementing natural reservoir forces and energy, or otherwise increasing ultimate recovery from a reservoir, including (1) pressure maintenance, (2) cycling, and (3) secondary recovery in its original sense. Improved recovery also includes the enhanced recovery methods of thermal, chemical flooding, and the use of miscible and immiscible displacement fluids. Estimates of proved reserves do not include crude oil, natural gas, or natural gas liquids being held in underground storage. Depending on the status of development, these proved reserves are further subdivided into:

           (i) "developed reserves" which are those proved reserves reasonably expected to be recovered through existing wells with existing equipment and operating methods, including (a) "developed producing reserves" which are those proved developed reserves reasonably expected to be produced from existing completion intervals now open for production in existing wells, and (b) "developed non-producing reserves" which are those proved developed reserves which exist behind the casing of existing wells which are reasonably expected to be produced through these wells in the predictable future where the cost of making such hydrocarbons available for production should be relatively small compared to the cost of a new well; and

           (ii) "undeveloped reserves" which are those proved reserves reasonably expected to be recovered from new wells on undrilled acreage, from existing wells where a relatively large expenditure is required and from acreage for which an application of fluid injection or other improved recovery technique is contemplated where the technique has been proved effective by actual tests in the area in the same reservoir. Reserves from undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are included only where it can be demonstrated with reasonable certainty that there is continuity of production from the existing productive formation.

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

    In accordance with the requirements of FASB 69, our estimates of future cash inflows, future costs, and future net cash inflows before income tax, as well as our estimated reserve quantities, as of December 31, 1994 from this report are presented below.

                                                             AS OF DECEMBER 31, 1994
                                        -------------------------------------------------------------
                                              NET PROFITS ROYALTIES
                                        ----------------------------------
                                         ROYALTY      WORKING                   WASSON
                                        INTERESTS    INTERESTS      TOTALS     ROYALTIES      TOTALS
                                        ---------    ----------     ------     ---------      ------
Total Proved
  Future Cash Inflows (M$)...........     13,704       21,484       35,188       83,781       118,969
  Future Costs
    Production (M$)..................          0            0            0        6,589         6,589
    Development (M$).................          0            0            0            0             0
                                          ------       ------       ------       ------       -------
        Total Costs (M$).............          0            0            0        6,589         6,589
  Future Net Cash Inflows
    Before Income Tax (M$)...........     13,704       21,484       35,188       77,192       112,380
  Present Value at 10% Before
    Income Tax (M$)..................      8,927       13,719       22,646       45,590        68,236
Proved Net Developed Reserves
  Liquids -- (MBbls).................        548          626        1,174        5,448         6,622
  Gas (MMCF).........................      3,384        7,288       10,672            0        10,672
Proved Net Undeveloped
  Reserves Liquids (Mbbls)...........          0            3            3            0             3
  Gas (MMCF).........................          0          136          136            0           136
Total Proved Net Reserves
  Liquids (MBbls)....................        548          629        1,177        5,448         6,625
  Gas (MMCF).........................      3,384        7,424       10,808            0        10,808

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

    Santa Fe furnished us gas prices in effect at December 31, 1994 and with its forecasts of future gas prices which take into account Securities and Exchange Commission guidelines, current market prices, regulations under the Natural Gas Policy Act of 1978 and the Gas Decontrol Act of 1989, contract prices and fixed and determinable price escalations where applicable. In accordance with Securities and Exchange Commission guidelines, the future gas prices used in this report make no allowances for future gas price increases which may occur as a result of inflation nor do they account for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be different than December gas prices. In those cases where contract market-out has occurred, the current market price was held constant to depletion of the reserves. In those cases where market-out has not occurred, contract gas prices including fixed and determinable escalations, exclusive of inflation adjustments, were used until the contract expires and then reduced to the current market price for similar gas in the area and held at this reduced price to depletion of the reserves.

    Santa Fe furnished us with liquid prices in effect at December 31, 1994 and these prices were held constant to depletion of the properties. In accordance with Securities and Exchange Commission

                   RYDER SCOTT COMPANY  PETROLEUM ENGINEERS

guidelines, changes in liquid prices subsequent to December 31, 1994 were not considered in this report.

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

    Our reserve estimates are based upon a study of the properties in which the Trust has interests; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities which may exist nor were any costs included for potential liability to restore and clean up damages, if any, caused by past operating practices. Santa Fe informed us that it has furnished us all of the accounts, records, geological and engineering data and reports and other data required for our investigation. The ownership interest, terms of the Trust, prices, taxes, and other factual data furnished to us in connection with our investigation were accepted as represented. The estimates presented in this report are based on data available through September, 1994.

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

                                              Very truly yours,

                                              RYDER SCOTT COMPANY
                                              PETROLEUM ENGINEERS

                                              Fred W. Ziehe, P.E.
                                              Group Vice President
FWZ/sw
                   RYDER SCOTT COMPANY  PETROLEUM ENGINEERS

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

PROCEEDS, PRODUCTION AND AVERAGE PRICES

    Reference is made to "Results of Operations" under Item 7 of this Form 10-K.

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

    MARKETS. Production attributable to Santa Fe's royalty interests in the Wasson ODC Unit and the Wasson Willard Unit is marketed by Santa Fe and is in some cases sold at the wellhead at market responsive prices that approximate spot oil prices for West Texas sour crude, and in other cases is traded at points within common carrier pipeline systems on terms whereby Santa Fe pays the cost of transporting same to such points but benefits from improved crude quality and market location.

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

    The supply of gas capable of being produced in the United States has exceeded demand in recent years as a result of decreased demand for gas in response to economic factors, conservation, lower prices for alternative energy sources and other factors. As a result of this excess supply of gas, gas producers have experienced increased competitive pressure and significantly lower prices. Many gas
                                      25

purchasers have reduced their takes from producers below the amounts they were contractually obligated to take or pay at fixed prices in excess of spot prices or have renegotiated their obligations to reflect more market responsive terms. The decline in demand for gas has resulted in many purchasers reducing or ceasing altogether their purchase of new gas. Substantially all of the gas production from the Net Profits Properties is sold at market responsive prices.

    Demand for gas production has historically been seasonal in nature. Due to unseasonably cool summers and warm winters in recent years, the demand for gas has decreased, resulting in lower prices received by producers than in prior years. Consequently, on an energy equivalent basis, gas has been sold at a discount to oil for the past several years. Such price fluctuations will directly impact Trust distributions, estimates of Trust reserves and estimated future net revenues from Trust reserves.

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

                           GOVERNMENTAL REGULATION
OIL AND GAS REGULATION

    The production, transportation and sale of oil and gas from the Royalty Properties are subject to or affected by Federal and state governmental regulation, including regulations concerning maximum allowable rates of production, regulation of the terms of service and tariffs charged by pipelines, taxes, the prevention of waste, the conservation of oil and gas, pollution controls and various other matters. The United States has governmental power to permit increases in the amount of oil imported from other countries and to impose pollution control measures.

    FEDERAL REGULATION OF GAS. The Net Profits Properties are subject to or affected by the jurisdiction of the Federal Energy Regulatory Commission (FERC) and the Department of Energy with respect to various aspects of oil and gas operations including marketing and production of oil and gas. The Natural Gas Act and the Natural Gas Policy Act of 1978 (Policy Act) mandate Federal regulation of interstate transportation of gas and impose maximum lawful sales prices for certain domestic gas, depending on the category of the gas and the nature of the sale. In July 1989, however, Congress enacted the Natural Gas Wellhead Decontrol Act of 1989, which eliminated price controls on the "first sale" of all domestic gas effective January 1, 1993. Because "first sales" include typical wellhead sales by producers, all natural gas produced from the Net Profits Properties is being sold at unregulated prices. Notwithstanding "first sale" deregulation, the FERC has retained its traditional jurisdiction over the activities of interstate pipelines.

    Commencing in 1985, the FERC adopted regulatory changes that have significantly altered the transportation, sale and marketing of natural gas. These changes have been intended by the FERC to foster competition by, among other things, transforming the role of interstate pipelines from wholesale marketers of gas to the primary role of gas transporters and providing that interstate pipelines provide open and nondiscriminatory services to all producers, distributors, marketers and other customers. The latest in FERC's series of orders are its Order Nos. 636 and 636-A, the first of which was issued in April, 1992. Those orders generally opened access to interstate pipelines by requiring the operators of such pipelines to unbundle their transportation services which historically were combined with their sales services and allow customers to choose and pay for only the services (such as gathering services, storage services and interruptible and firm transportation services) they require, regardless of whether the customer purchases gas from such pipelines or from other suppliers. The orders also require upstream pipelines to permit downstream pipelines to assign upstream capacity to their shippers, and place analogous, unbundled access requirements on the downstream pipelines. In addition, the orders call for the adoption of an appropriate new ratemaking methodology to determine the rates for these various new services. To implement the orders, the FERC required that each pipeline company develop the specific terms of service applicable to that pipeline in individual restructuring proceedings in which all interested parties could participate. Those proceedings were conducted in 1992 and 1993, so that by the 1993-94 winter heating season virtually all of the major interstate pipelines had FERC orders approving, with modifications, their restructuring filings.

    In subsequent orders, the FERC largely affirmed the significant features of Order No. 636. However, the Order No. 636 series of orders, as well as the FERC orders approving the individual pipeline restructuring filings, are the subject of numerous appeals to the United States Courts of Appeals. The outcome of such proceedings and the ultimate impact that they may have on the price and marketing of gas production from the Net Profits Properties is uncertain. Nevertheless, and subject to such appeals, these regulations should generally facilitate the transportation of gas produced from the Net Profits Properties and the direct access to end user markets.

    In addition, FERC currently has under consideration various policies and proposals in addition to those discussed above that may affect the marketing of gas under new and existing contracts. For example, the FERC has conducted hearings and issued a number of orders addressing pipeline-performed gathering and what facts and circumstances distinguish unregulated gathering performed by non-pipeline entities from jurisdictional transportation performed by pipelines. Moreover, the FERC recently initiated a rulemaking on alternative methods of pipeline rate regulation, including market-based rates and so-called "incentive rates" which could displace its historic reliance on cost-of-service rate regulation. With respect to these and other FERC initiatives, the full impact that any such action or new regulations issued thereunder by FERC may have on the Net Profits Properties cannot be predicted.

    LEGISLATIVE PROPOSALS. In the past, Congress has been very active in the area of gas regulation. However, as discussed above, the more recent trend has been in favor of deregulation and the promotion of competition in the gas industry. Thus, in addition to "first sale" deregulation, Congress also repealed incremental pricing requirements and gas use restraints previously applicable. There are other legislative proposals pending in the Federal and state legislatures which, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on the Royalty Properties and the Trust. Similarly, and despite the recent trend toward federal deregulation of the natural gas industry, whether or to what extent that trend will continue, or what the ultimate effect will be on sales of gas from the Net Profits Properties cannot be predicted.

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

ENVIRONMENTAL REGULATION

    GENERAL. Activities on the Royalty Properties are subject to existing Federal, state and local laws and regulations governing environmental quality and pollution control. Santa Fe cannot predict what effect this or additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from operations on the Royalty Properties could have on the Trust.

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

    The operators of the Royalty Properties may generate wastes that are subject to the Federal Resource Conservation and Recovery Act and comparable state statutes. The Environmental Protection Agency (EPA) has limited the disposal options for certain hazardous wastes and is considering the adoption of more stringent disposal standards for nonhazardous wastes. Furthermore, it is anticipated that additional wastes (which could include certain wastes generated by oil and gas operations) will be designated as "hazardous wastes", which are subject to more rigorous and costly disposal requirements.

    SUPERFUND. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the "superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner and operator of a site and companies that disposed or arranged for the disposal of the hazardous substance found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs of such action. In the course of their operations, the operators of the Royalty Properties have generated and will generate wastes that may fall within CERCLA's definition of "hazardous substances." Santa Fe or the operators of the Royalty Properties may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been disposed.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the year ended December 31, 1994.
                                      28

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED HOLDER MATTERS.

    The Depositary Units are traded on the New York Stock Exchange -- ticker symbol SFF. The high and low closing sales prices and distributions for each quarter in the years ended December 31, 1994 and 1993 were as follows (in dollars):

                                       CLOSING SALES PRICES
                                       --------------------   DISTRIBUTION
                                          LOW         HIGH        PAID
                                       ----------    ------   ------------
1994
  First Quarter......................     19.250     21.750      0.40000
  Second Quarter.....................     17.500     19.750      0.40000
  Third Quarter......................     17.325     19.325      0.40000
  Fourth Quarter.....................     14.500     18.325      0.40000
1993
  First Quarter......................     18.000     19.750      0.30753(a)
  Second Quarter.....................     19.375     20.875      0.46660
  Third Quarter......................     19.625     22.000      0.49485
  Fourth Quarter.....................     19.625     23.625      0.44218
---------------
(a) Distribution relates to initial quarter of operation of the Trust, which quarter included only two months of operations.

    At March 27, 1995, the 6,300,000 Depositary Units outstanding were held by 496 holders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                            1994       1993
                                          --------    --------
                                         (THOUSANDS OF DOLLARS,
                                            EXCEPT AS NOTED)
Period Ended December 31:
  Distributable Cash.................      10,080      10,781
  Distributable Cash per Trust Unit
    (in dollars).....................     1.60000     1.71116
At December 31:
  Investment in Royalty Interests,
    net..............................      67,377      77,356
  Trust Corpus.......................      67,392      77,301

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

    The Trust's results of operations are dependent upon the difference between the prices received for oil and gas and the costs of producing such resources. Since, on an equivalent basis, a majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e. high sulfur content) crude oil which sells at prices lower than
                                      29

sweeter (i.e. low sulfur) crude oils. The effect of changes in the sales price of crude oil, which declined significantly in the latter part of 1993 and early 1994 and began to show improvement in the second calendar quarter of 1994 is reflected in the average prices with respect to the royalty payments received in 1994 (see Results of Operations). For factors affecting the sale of natural gas see Item 1. Business -- Competition and Markets -- Markets.

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

    Cash proceeds from the Royalty Properties in the first and second quarter of 1994 and the first quarter of 1995 included Support Payments of $362,100, $505,700 and $676,600, respectively, primarily due to lower realization oil prices and capital expenditures incurred with respect to certain Royalty Properties, a substantial portion of which related to the drilling of new wells.

RESULTS OF OPERATIONS

    The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust (in thousands of dollars, except as noted):
                                               YEAR ENDED
                                               DECEMBER 31,              FIRST
                                          -----------------------       QUARTER
                                             1994          1993         1995(A)
                                          ---------     ---------       -------
VOLUMES AND PRICES
  Oil Volumes (Bbls)
    Wasson ODC Royalty...............       261,846       133,200        94,679
    Wasson Willard Royalty...........       140,800       129,857        35,100
    Net Profits Royalties............       345,255       305,928        73,824
  Gas Volumes (Mcf)
    Net Profits Royalties............     2,977,565     2,972,182       698,032
  Oil Average Prices ($/Bbl)
    Wasson ODC Royalty...............         14.62         16.35         15.78
    Wasson Willard Royalty...........         14.97         16.95         15.77
    Net Profits Royalties............         13.47         17.01         14.62
  Gas Average Prices ($/Mcf)
    Net Profits Royalties............          1.86          1.93          1.53
CASH PROCEEDS AND DISTRIBUTABLE CASH
  Wasson ODC Royalty
    Sales............................         3,828         2,245         1,494
    Operating Expenses...............          (697)         (443)         (157)
                                          ---------     ---------       -------
                                              3,131         1,802         1,337
                                          ---------     ---------       -------
  Wasson Willard Royalty
    Sales............................         2,108         2,201           554
    Operating Expenses...............          (222)         (320)         (168)
                                          ---------     ---------       -------
                                              1,886         1,881           386
                                          ---------     ---------       -------
  Net Profits Royalties
    Sales............................        10,190        10,938         2,172
    Operating Expenses...............        (3,366)       (2,948)         (729)
    Capital Expenditures.............        (1,000)         (313)         (514)
                                          ---------     ---------       -------
                                              5,824         7,677           929
                                          ---------     ---------       -------
  Total Royalties....................        10,841        11,360         2,652
  Administrative Fee to Santa Fe.....          (206)         (183)          (52)
  Trust Formation Costs..............          (108)         (271)         --
                                          ---------     ---------       -------
  Payment Received...................        10,527        10,906         2,600
  Cash Advance From Santa Fe.........           471            55            75
  Repayment of Cash Advance from
    Santa Fe.........................          (451)         --             (80)
  Cash Withheld for Trust Expenses...          (467)         (180)          (75)
                                          ---------     ---------       -------
  Distributable Cash.................        10,080        10,781         2,520
                                          =========     =========       =======
  Distributable Cash Per Trust Unit
    (in dollars).....................       1.60000       1.71116       0.40000
                                          =========     =========       =======
---------
(a) In the first quarter of 1995 the Trust received a payment of $2,600,000 and on February 28, 1995 made a cash distribution of $2,520,000, or $0.40 per Trust Unit, to unitholders of record on February 14, 1995.

    Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payments of revenues and expenses as well as changes in prices and production volumes.

    Cash proceeds from the Wasson ODC Royalty for 1994 include Support Payments of $362,100, or $0.0575 per Trust Unit, made in the first quarter of 1994 and $505,700, or $0.08027 per Trust Unit, made in the second quarter of 1994, and such proceeds for the first quarter of 1995 include a Support Payment of $676,600, or $0.1074 per Trust Unit. Oil volumes for the Wasson ODC Royalty for 1994 include 64,846 barrels attributable to the Support Payments and oil volumes for the first quarter of 1995 include 42,879 barrels attributable to the Support Payments. Operating expenses for the Net Profits Royalties averaged $4.00 per barrel of oil equivalent ("BOE") in 1994 compared to $3.68 per BOE in 1993. Capital expenditures with respect to the Net Profits Royalties increased from $313,000 in 1993 to $1,000,000 in 1994 and are expected to be approximately $1,900,000 in 1995. The expected capital expenditures for 1995 include the $514,000 reflected in the first quarter of 1995 (see -- Results of Operations) and the $500,000 approximate cost of a development well which began drilling in February 1995.

    The Support Payments in the first and second quarters of 1994 resulted primarily from lower realized oil prices and increased capital expenditures. The Support Payment in the first quarter of 1995 primarily reflects lower natural gas prices and a continuation of drilling expenditures. As a result of the increased level of drilling activities and depending on other factors such as sales volumes and prices and the level of operating costs, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.40 per quarter.

    In addition to costs and expenses related to the Royalty Properties, in 1994 the Trust paid an administrative fee to Santa Fe of $205,000 ($183,000 in 1993) and the Trustee withheld $467,000 for the payment of Trust administrative expenses ($180,000 in 1993). The increase in Trust administrative expenses in 1994 reflects the payment in 1994 of $87,000 in nonrecurring listing application fees to the New York Stock Exchange ("NYSE"), a $16,000 annual fee to the NYSE and $32,000 for the printing of Trust Unit certificates, as well as, increased fees for tax, accounting, printing and other administrative services. In addition, in 1994 and 1993 the Trust repaid Santa Fe $108,000 and $271,000, respectively, for certain Trust formation costs.

    In the first quarter of 1995 the Trust received a payment of $2,600,000 and on February 28,1995 made a cash distribution of $2,520,000, or $0.40 per Trust Unit, to unitholders of record on February 14, 1995. The payment received in the first quarter includes a Support Payment of $676,600.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                         PAGE IN
                                          THIS
                                        FORM 10-K
                                        ---------
Audited Financial Statements
    Report of Independent
      Accountants....................       35
    Statement of Cash Proceeds and
      Distributable Cash for the
      Years Ended December 31, 1994
      and 1993.......................       36
    Statement of Assets, Liabilities
      and Trust Corpus as of December
      31, 1994 and 1993..............       36
    Statement of Changes in Trust
      Corpus for the Years Ended
      December 31, 1994 and 1993 and
      the Period from Inception
      (October 22, 1992) to December
      31, 1992.......................       37
    Notes to Financial Statements....       38
Unaudited Financial Information
    Supplemental Information to the
      Financial Statements...........       41

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Marc J. Shapiro, a director of Santa Fe, is Chairman and Chief Executive Officer of the Trustee. The Trustee is the Agent and a principal lender to Santa Fe under an Amended and Restated Revolving and Term Credit Agreement (the Credit Agreement). As of March 27, 1995 approximately $6.3 million in letters of credit were outstanding under the Credit Agreement. In the opinion of Santa Fe, the terms of the Credit Agreement and the fees and interest rates thereunder are within the range of normal and customary bank credit transactions involving energy borrowers of similar size and credit.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1)  FINANCIAL STATEMENTS

    The following financial statements are included in this Annual Report on Form 10-K on the pages as indicated:

                                         PAGE IN
                                          THIS
                                        FORM 10-K
                                        ---------
Report of Independent Accountants....       35
Statement of Cash Proceeds and
  Distributable Cash for the Years
  Ended December 31, 1994 and 1993...       36
Statement of Assets, Liabilities and
  Trust Corpus as of December 31,
  1994 and 1993......................       36
Statement of Changes in Trust Corpus
  for the Years Ended December 31,
  1994 and 1993 and the Period from
  Inception (October 22, 1992) to
  December 31, 1992..................       37
Notes to Financial Statements........       38

  (a)(2)  SCHEDULES

    Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

  (a)(3)  EXHIBITS

    (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                                     SEC FILE OR
                                                        REGISTRATION     EXHIBIT
                                                            NUMBER        NUMBER
                                                       -------------    ------
     3(a)*     Form of Trust Agreement of Santa Fe
               Energy Trust.........................        33-51760      3.1
     4(a)*     Form of Custodial Deposit
               Agreement............................        33-51760      4.2
     4(b)*     Form of Secure Principal Energy
               Receipt (included as
               Exhibit A to Exhibit 4(a))...........        33-51760      4.1
    10(a)*     Form of Net Profits Conveyance
               (Multi-State)........................        33-51760     10.1
    10(b)*     Form of Wasson Conveyance............        33-51760     10.2
    10(c)*     Form of Louisiana Mortgage...........        33-51760     10.3

  (b)  REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the year ended December 31, 1994.

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Unitholders and Trustee
  of the Santa Fe Energy Trust

We have audited the financial statements listed in the index appearing under
Item 14(a)(1) on page 34. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of the Santa Fe Energy Trust at December 31, 1994 and 1993, the cash proceeds and distributable cash for the years ended December 31, 1994 and 1993 and the changes in trust corpus for the years ended December 31, 1994 and 1993, and for the period from inception (October 22, 1992) to December 31, 1992, on the basis of accounting described in
Note 2.

PRICE WATERHOUSE LLP

Houston, Texas
March 28, 1995

                            SANTA FE ENERGY TRUST
              STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH
                   (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                                                      YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                       1994             1993
                                                     --------         --------
Royalty Income
    ODC Royalty ..............................        $  3,131         $  1,802
    Willard Royalty ..........................           1,886            1,881
    Net Profits Royalty ......................           5,824            7,677
                                                      --------         --------
Total Royalties ..............................          10,841           11,360
Administrative Fee to Santa Fe ...............            (206)            (183)
Trust Formation Costs ........................            (108)            (271)
Advances from Santa Fe Energy
  Resources, Inc. ............................             471               55
Repayment of Advances from Santa Fe
  Energy Resources, Inc. .....................            (451)            --
Cash Withheld for Trust Expenses .............            (467)            (180)
                                                      --------         --------
Distributable Cash ...........................        $ 10,080         $ 10,781
                                                      ========         ========
Distributable Cash per Trust Unit (in
  dollars) ...................................        $   1.60         $1.71116
                                                      ========         ========
Trust Units Outstanding
(thousands) ..................................           6,300            6,300
                                                      ========         ========

               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                             (DOLLARS IN THOUSANDS)
                                                            DECEMBER 31,
                                                      -------------------------
                                                        1994             1993
                                                      --------         --------
                                     ASSETS
Current Assets
    Cash .....................................        $     90         $   --
                                                      --------         --------
Investment in Royalty Interests, at
  cost .......................................          87,276           87,276
Less: Accumulated Amortization ...............         (19,899)          (9,920)
                                                      --------         --------
                                                        67,377           77,356
                                                      --------         --------
                                                      $ 67,467         $ 77,356
                                                      ========         ========

                          LIABILITIES AND TRUST CORPUS
Advance from Santa Fe Energy
  Resources, Inc. ............................        $     75         $     55
Trust Corpus (6,300,000 Trust Units
  issued and outstanding) ....................          67,392           77,301
                                                      --------         --------
                                                      $ 67,467         $ 77,356
                                                      ========         ========

  The accompanying notes are an integral part of these financial statements.

                            SANTA FE ENERGY TRUST
                     STATEMENT OF CHANGES IN TRUST CORPUS
                          (IN THOUSANDS OF DOLLARS)

Balance at Inception (October 22, 1992) ......................         $      1
  Issuance of Trust Units for Royalty Interests ..............           87,276
                                                                       --------
Balance at December 31, 1992 .................................           87,277
  Cash Proceeds ..............................................           10,906
  Cash Distributions .........................................          (10,781)
  Trust Expenses .............................................             (181)
  Amortization of Royalty Interests ..........................           (9,920)
                                                                       --------
Balance at December 31, 1993 .................................           77,301
  Cash Proceeds ..............................................           10,527
  Cash Distributions .........................................          (10,080)
  Trust Expenses .............................................             (377)
  Amortization of Royalty Interests ..........................           (9,979)
                                                                       --------
Balance at December 31, 1994 .................................         $ 67,392
                                                                       ========

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

    The trust agreement under which the Trust was formed (the "Trust Agreement") provides, among other things, that:

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

(2)  BASIS OF ACCOUNTING

    The financial statements of the Trust are prepared on the cash basis of accounting for revenues and expenses. Royalty income is recorded when received (generally during the quarter following the end of the quarter in which the income from the Royalty Properties is received by Santa Fe) and is net of any cash basis exploration and development expenditures and amounts reserved for any future exploration and development costs. Expenses of the Trust, which will include accounting, engineering, legal, and other professional fees, Trustee fees, an administrative fee paid to Santa Fe and out-of-pocket expenses, are recognized when paid. Under generally accepted accounting principles, revenues and expenses would be recognized on an accrual basis. Amortization of the Trust's investment in Royalty Interests is recorded using the unit-of-production method in the period in which the cash is received with respect to such production. No royalty income was received and no Trust expenses were paid during the period from inception (October 22, 1992) through December 31, 1992 (see Note 4).

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

    During 1993 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $125,000. In order to pay current Trust expenses Santa Fe advanced the Trust $55,000, which amount was due to Santa Fe at December 31, 1993. During 1994 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $447,000, a portion of which was used to repay the advance received from Santa Fe in 1993. In order to pay current Trust expenses, during 1994 Santa Fe advanced the Trust $471,000, of which $75,000 was due to Santa Fe at December 31, 1994.

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

    For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter (two-thirds of such amount for the period ended December 31, 1992). Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped, will be limited to $20,000,000 on a revolving basis. The royalty payment received by the Trust in the first quarter of 1994 included a Support Payment of $362,000, or $0.0575 per Trust Unit, and the royalty payment received by the Trust in the second quarter of 1994 included a Support Payment of $506,000, or $0.08027 per Trust Unit.
                                      39

(4)  DISTRIBUTIONS TO TRUST UNIT HOLDERS

    The Trust has received royalty payments and made distributions as follows (in thousands of dollars, except as noted):

                                                          DISTRIBUTIONS
                                         ROYALTY     -------------------------
                                         PAYMENT                PER TRUST UNIT
                                         RECEIVED    AMOUNT      (IN DOLLARS)
                                         --------    -------    --------------
1993
    First quarter....................     1,937       1,937         0.30753
    Second quarter...................     2,990       2,940         0.46660
    Third quarter....................     3,193       3,118         0.49485
    Fourth quarter...................     2,786       2,786         0.44218
                                         ------      ------         -------
        Total year...................    10,906      10,781         1.71116
                                         ======      ======         =======
1994
    First quarter (a)................     2,575       2,520         0.40000
    Second quarter(b)................     2,670       2,520         0.40000
    Third quarter....................     2,670       2,520         0.40000
    Fourth quarter...................     2,612       2,520         0.40000
                                         ------      ------         -------
                                         10,527      10,080         1.60000
                                         ======      ======         =======
---------
(a) Includes a Support Payment of $362,000, or $0.0575 per Trust Unit.
(b) Includes a Support Payment of $506,000, or $0.08027 per Trust Unit.

                                      40

         SUPPLEMENTAL INFORMATION TO FINANCIAL STATEMENTS (UNAUDITED)

OIL AND GAS RESERVES

    The following table sets forth the Royalty Interests' proved oil and gas reserves (all located in the United States) at December 31, 1994, 1993 and 1992 prepared by Ryder Scott Company, independent petroleum consultants. Proved reserve quantities for each of the Wasson Royalties are calculated by multiplying the net revenue interest attributable to each of the Wasson Royalties in effect for a given year by the total amount of oil estimated to be economically recoverable from the respective production units (subject to limitation by applicable maximum quarterly production amounts). Reserve quantities are calculated differently for the Net Profits Royalties because such interests do not entitle the Trust to a specific quantity of oil or gas but to the Net Proceeds derived therefrom. Proved reserves attributable to the Net Profits Royalties are calculated by deducting from estimated quantities of oil and gas reserves an amount of oil and gas sufficient, if sold at the prices used in preparing the reserve estimates for the Net Profits Royalties, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Royalties. Accordingly, the reserves presented for the Net Profits Royalties reflect quantities of oil and gas that are free of future costs or expenses if the price and cost assumptions set forth in the applicable reserve report occur.
                                          CRUDE OIL AND      NATURAL GAS
                                         LIQUIDS (MBBLS)       (MMCF)
                                         ---------------     -----------
Proved reserves at December 31,
  1992...............................         7,258             12,638
    Revisions to previous
      estimates......................         1,169              1,351
    Extensions, discoveries and other
      additions                                   9                230
    Production.......................          (667)            (3,098)
                                             ------            -------
Proved reserves at December 31,
  1993...............................         7,769             11,121
    Revisions to previous
      estimates......................          (382)             2,133
    Extensions, discoveries and other
      additions......................             7                516
    Production.......................          (769)            (2,962)
                                             ------            -------
Proved reserves at December 31,
  1994...............................         6,625             10,808
                                             ======            =======
Proved developed reserves at
 December 31,
    1992.............................         7,169             12,500
    1993.............................         7,765             10,900
    1994.............................         6,622             10,672

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

ESTIMATED PRESENT VALUE OF FUTURE NET CASH FLOWS

    Estimated future net cash flows from the Royalty Interests' proved oil and gas reserves at December 31, 1994, 1993 and 1992 are presented in the following table (in thousands of dollars):
                                                  DECEMBER 31,
                                       ----------------------------------
                                          1994        1993        1992
                                       ----------  ----------  ----------
Net future cash flows................     112,380     107,544     138,005
Discount at 10% for timing of cash
flows................................     (44,144)    (42,228)    (59,503)
                                       ----------  ----------  ----------
Present value of future net cash
flows for proved reserves............      68,236      65,316      78,502
                                       ==========  ==========  ==========

                                      41

    The following table sets forth the changes in the present value of estimated future net cash flows from proved reserves (in thousands of dollars):

                                          1994        1993
                                       ----------  ----------
Balance at beginning of year.........      65,316      78,502
                                       ----------  ----------
    Royalties, net of related
  property taxes (a).................     (10,760)    (12,123)
    Extensions, discoveries and other
      additions......................         725         733
    Net changes in prices and
  costs..............................      13,551     (19,307)
    Changes in estimated volumes.....      (6,905)      9,866
    Interest factor -- accretion of
      discount.......................       6,309       7,645
                                       ----------  ----------
                                            2,920     (13,186)
                                       ----------  ----------
Balance at end of year...............      68,236      65,316
                                       ==========  ==========
---------
(a) Relates to the operations of the Royalty Properties for the calendar years ended December 31, 1994 and 1993. The proceeds related to such operations were received by the Trust during the second, third and fourth quarters of the year indicated and the first quarter of the subsequent year.

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

    The information presented with respect to estimated future net revenues and cash flows and the present value thereof is not intended to represent the fair value of oil and gas reserves. Actual future sales prices and production and development costs may vary significantly from those in effect at December 31, 1994, 1993 and 1992 and actual future production may not occur in the periods or amounts projected. This information is presented to allow a reasonable comparison of reserve values prepared using standardized measurement criteria and should be used only for that purpose.

                                  SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR L5(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS ..TH DAY OF MARCH, 1995.

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

                                      43

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

INDEPENDENT ACCOUNTANTS    COUNSEL                  TRANSFER AGENT AND REGISTRAR
Price Waterhouse LLP       Baker & Botts, L.L.P.    Texas Commerce Bank, N.A.
Houston, Texas             Houston, Texas           Houston, Texas

                           SANTA FE ENERGY TRUST
                           P.O. Box 4717
                           Houston, Texas 77210-4717