Form 10-Q
period 1995-03-31
SANTA FE ENERGY TRUST
filed 1995-05-12
CIK 893486

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              -----------------

                                  FORM 10-Q
(MARK ONE)

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

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

                                Yes [X]   No [ ]

            Depository Units outstanding at May 10, 1995-- 6,300,000

==============================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             SANTA FE ENERGY TRUST
         STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                               --------------------------------
                                                  1995                 1994
                                               -----------          -----------
Royalty Income
    ODC Royalty......................          $     1,337          $       823
    Willard Royalty..................                  386                  422
    Net Profits Royalty..............                  929                1,488
                                               -----------          -----------
Total Royalties......................                2,652                2,733
Administrative Fee to Santa Fe.......                  (52)                 (50)
Trust Formation Costs................                   --                 (108)
Advance from Santa Fe Energy
  Resources, Inc.....................                   90                  156
Repayment of Advance from Santa Fe
  Energy Resources, Inc. ............                  (80)                 (55)
Cash Withheld for Trust Expenses.....                  (90)                (156)
                                               -----------          -----------
Distributable Cash...................          $     2,520          $     2,520
                                               ===========          ===========
Distributable Cash per Trust Unit
  (in dollars).......................              0.40000              0.40000
                                               ===========          ===========
Trust Units Outstanding
(thousands)..........................                6,300                6,300
                                               ===========          ===========

               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                             (DOLLARS IN THOUSANDS)

                                                MARCH 31,           DECEMBER 31,
                                                   1995                 1994
                                                ----------          ------------
                                                (UNAUDITED)
               ASSETS
Current Assets
  Cash...............................            $     81             $     90
                                                 --------             --------
Investment in Royalty Interests, at
  cost...............................              87,276               87,276
Less: Accumulated Amortization.......             (22,459)             (19,899)
                                                 --------             --------
                                                   64,817               67,377
                                                 --------             --------
                                                 $ 64,898             $ 67,467
                                                 ========             ========
    LIABILITIES AND TRUST CORPUS

Advance from Santa Fe Energy
  Resources, Inc.....................            $     85             $     75
Trust Corpus (6,300,000 Trust Units
  issued and outstanding)............              64,813               67,392
                                                 --------             --------
                                                 $ 64,898             $ 67,467
                                                 ========             ========

  The accompanying notes are an integral part of these financial statements.

                             SANTA FE ENERGY TRUST
                STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

Balance at December 31, 1994................................          $  67,392
  Cash Proceeds.............................................              2,600
  Cash Distributions........................................             (2,520)
  Trust Expenses............................................                (99)
  Amortization of Royalty
    Interests...............................................             (2,560)
                                                                      ---------
Balance at March 31, 1995...................................          $  64,813
                                                                      =========

Balance at December 31, 1993................................          $  77,301
  Cash Proceeds.............................................              2,575
  Cash Distributions........................................             (2,520)
  Trust Expenses............................................               (156)
  Amortization of Royalty
    Interests...............................................             (2,398)
                                                                      ---------
Balance at March 31, 1994...................................          $  74,802
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

     During 1994 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $447,000, a portion of which was used to repay advances received from Santa Fe in 1993. In order to pay current Trust expenses, during 1994 Santa Fe advanced the Trust $471,000, of which $75,000 was due to Santa Fe at December 31, 1994. During the first quarter of 1995 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $80,000, which was used to repay advances received from Santa Fe. In order to pay current Trust expenses, during the first quarter of 1995 Santa Fe advanced the Trust $90,000, of which $85,000 was due to Santa Fe at March 31, 1995.

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter (two-thirds of such amount for the period ended December 31, 1992). Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson

ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped, will be limited to $20,000,000 on a revolving basis. The royalty payment received by the Trust in the first quarter of 1994 included a Support Payment of $362,100, or $0.0575 per Trust Unit, the royalty payment received by the Trust in the second quarter of 1994 included a Support Payment of $505,700, or $0.08027 per Trust Unit and the royalty payment received by the Trust in the first quarter of 1995 included a Support Payment of $676,000, or $0.10740 per Trust Unit.

(4)  DISTRIBUTIONS TO TRUST UNIT HOLDERS

     The Trust has received royalty payments and made distributions as follows (in thousands of dollars, except as noted):

                                                             DISTRIBUTIONS
                                           ROYALTY     -------------------------
                                           PAYMENT                PER TRUST UNIT
                                           RECEIVED     AMOUNT     (IN DOLLARS)
                                           --------    -------    --------------
1994
    First quarter (a)................        2,575       2,520        0.40000
    Second quarter(b)................        2,670       2,520        0.40000
    Third quarter....................        2,670       2,520        0.40000
    Fourth quarter...................        2,612       2,520        0.40000
                                            ------      ------        -------
                                            10,527      10,080        1.60000
                                            ======      ======        =======
1995
    First quarter(c).................        2,600       2,520        0.40000

- ---------
(a) Includes a Support Payment of $362,100, or $0.0575 per Trust Unit.

(b) Includes a Support Payment of $505,700, or $0.08027 per Trust Unit.

(c) Includes a Support Payment of $676,600, or $0.10740 per Trust Unit.

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

     The Trust's results of operations are dependent upon the difference between the prices received for oil and gas and the costs of producing such resources. Since, on an equivalent basis, a majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e. high sulfur content) crude oil which sells at prices lower than sweeter (i.e. low sulfur) crude oils. The effect of changes in the sales price of crude oil, which began to show improvement in the second calendar quarter of 1994, continued to show improvement in 1995 as reflected in the average prices with respect to the royalty payments (see Results of Operations). Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's average price for natural gas in the first quarter of 1995 of $1.53 per Mcf is lower than any previous quarter.

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

     Cash proceeds from the Royalty Properties in the first and second quarter of 1994 and the first quarter of 1995 included Support Payments of $362,100, $505,700 and $676,600, respectively, primarily due to lower prices and capital expenditures incurred with respect to certain Royalty Properties, a substantial portion of which related to the drilling of new wells.

                                       7
RESULTS OF OPERATIONS

     The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust (in thousands of dollars, except as noted):

                                             THREE MONTHS
                                            ENDED MARCH 31,
                                         --------------------    SECOND QUARTER
                                           1995        1994          1995(a)
                                         -------      -------    ---------------
VOLUMES AND PRICES
  Oil Volumes (Bbls)
    Wasson ODC Royalty...............     94,679       67,576         63,800
    Wasson Willard Royalty...........     35,100       35,500         33,800
    Net Profits Royalties............     73,824       79,472         79,866
  Gas Volumes (Mcf)
    Net Profits Royalties............    698,032      713,628        628,493
  Oil Average Prices ($/Bbl)
    Wasson ODC Royalty...............      15.78        13.94          16.54
    Wasson Willard Royalty...........      15.77        14.23          16.54
    Net Profits Royalties............      14.62        14.18          15.18
  Gas Average Prices ($/Mcf)
    Net Profits Royalties............       1.53         1.93           1.48

CASH PROCEEDS AND DISTRIBUTABLE CASH
  Wasson ODC Royalty
    Sales............................      1,494          942          1,055
    Operating Expenses...............       (157)        (119)          (134)
                                         -------      -------        -------
                                           1,337          823            921
                                         -------      -------        -------
  Wasson Willard Royalty
    Sales............................        554          505            559
    Operating Expenses...............       (168)         (83)           (93)
                                         -------      -------        -------
                                             386          422            466
                                         -------      -------        -------
  Net Profits Royalties
    Sales............................      2,172        2,509          2,176
    Operating Expenses...............       (729)        (715)          (706)
    Capital Expenditures.............       (514)        (306)          (197)
                                         -------      -------        -------
                                             929        1,488          1,273
                                         -------      -------        -------
  Total Royalties....................      2,652        2,733          2,660
  Administrative Fee to Santa Fe.....        (52)         (50)           (54)
  Trust Formation Costs..............       --           (108)          --
                                         -------      -------        -------
  Payment Received...................      2,600        2,575          2,606
  Cash Advance From Santa Fe.........         90          156           --
  Repayment of Cash Advance from
    Santa Fe.........................        (80)         (55)           (70)
  Cash Withheld for Trust Expenses...        (90)        (156)           (16)
                                         -------      -------        -------
  Distributable Cash.................      2,520        2,520          2,520
                                         =======      =======        =======
  Distributable Cash Per Trust Unit
    (in dollars).....................    0.40000      0.40000        0.40000
                                         =======      =======        =======
- ---------
(a) In the second quarter of 1995 the Trust will receive a payment of $2,606,000 and on May 31, 1995 will make a cash distribution of $2,520,000, or $0.40 per Trust Unit, to unitholders of record on May 15, 1995.

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

     Cash proceeds from the Wasson ODC Royalty for the first quarters of 1995 and 1994 include Support Payments of $676,600 or $0.1074 per Trust Unit, and $362,100, or $0.0575 per Trust Unit, respectively. Oil volumes for the Wasson ODC Royalty for such periods in 1995 and 1994 include 42,879 barrels and 38,870 barrels, respectively, attributable to the Support Payments. Operating expenses for the Net Profits Royalties averaged $3.84 per barrel of oil equivalent ("BOE") in 1995 compared to $3.61 per BOE in 1994. Capital expenditures with respect to the Net Profits Royalties totalled $514,000 in the first quarter of 1995 and are expected to be approximately $1,800,000 for the full year 1995.

     The Support Payments in the first quarter of 1994 resulted primarily from lower realized oil prices and increased capital expenditures. The Support Payment in the first quarter of 1995 primarily reflects lower natural gas prices and a continuation of drilling expenditures. As a result of the increased level of drilling activities and depending on other factors such as sales volumes and prices and the level of operating costs, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.40 per quarter.

     In the second quarter of 1995 the Trust will receive a payment of $2,606,000 and on May 31, 1995 will make a cash distribution of $2,520,000, or $0.40 per Trust Unit, to unitholders of record on May 15, 1995. The payment to be received in the second quarter does not include a Support Payment.

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

                                        SANTA FE ENERGY TRUST

                                        By  TEXAS COMMERCE BANK NATIONAL
                                              ASSOCIATION, TRUSTEE

                                        By          MICHAEL J. ULRICH
                                            ----------------------------------
                                                    MICHAEL J. ULRICH
                                             VICE PRESIDENT & TRUST OFFICER
Date:  May 12, 1995

     The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.