Form 10-Q
period 1995-06-30
SANTA FE ENERGY TRUST
filed 1995-08-14
CIK 893486

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              -----------------

                                  FORM 10-Q

(MARK ONE)

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

                               Yes [X]   No [ ]

         Depository Units outstanding at August 14, 1995 -- 6,300,000

                       PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            SANTA FE ENERGY TRUST
        STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH (UNAUDITED)
                   (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                       ------------------    ------------------
                                        1995       1994       1995       1994
                                       -------    -------    -------    -------
Royalty Income
    ODC Royalty ....................   $   921    $ 1,058    $ 2,258    $ 1,881
    Willard Royalty ................       466        366        852        788
    Net Profits Royalty ............     1,273      1,298      2,202      2,786
                                       -------    -------    -------    -------
Total Royalties ....................     2,660      2,722      5,312      5,455
Administrative Fee to Santa Fe .....       (54)       (52)      (106)      (102)
Trust Formation Costs ..............      --         --         --         (108)
Advance from Santa Fe Energy
  Resources, Inc. ..................      --          150         90        306
Repayment of Advance from Santa Fe
  Energy Resources, Inc. ...........       (70)      (156)      (150)      (211)
Cash Withheld for Trust Expenses ...       (16)      (144)      (106)      (300)
                                       -------    -------    -------    -------
Distributable Cash .................   $ 2,520    $ 2,520    $ 5,040    $ 5,040
                                       =======    =======    =======    =======
Distributable Cash per Trust Unit
  (in dollars) .....................   0.40000    0.40000    0.80000    0.80000
                                       =======    =======    =======    =======
Trust Units Outstanding
(thousands) ........................     6,300      6,300      6,300      6,300
                                       =======    =======    =======    =======

              STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                            (DOLLARS IN THOUSANDS)

                                                       JUNE 30,     DECEMBER 31,
                                                         1995          1994
                                                       --------     -----------
                                                     (UNAUDITED)
             ASSETS
Current Assets
  Cash .........................................       $     15        $     90
                                                       --------        --------
Investment in Royalty Interests, at
  cost .........................................         87,276          87,276
Less: Accumulated Amortization .................        (24,682)        (19,899)
                                                       --------        --------
                                                         62,594          67,377
                                                       --------        --------
                                                       $ 62,609        $ 67,467
                                                       ========        ========
    LIABILITIES AND TRUST CORPUS
Advance from Santa Fe Energy
  Resources, Inc. ..............................       $     15        $     75
Trust Corpus (6,300,000 Trust Units
  issued and outstanding) ......................         62,594          67,392
                                                       --------        --------
                                                       $ 62,609        $ 67,467
                                                       ========        ========

  The accompanying notes are an integral part of these financial statements.

                            SANTA FE ENERGY TRUST
               STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)
                          (IN THOUSANDS OF DOLLARS)

Balance at December 31, 1994 .............................             $ 67,392
  Cash Proceeds ..........................................                5,206
  Cash Distributions .....................................               (5,040)
  Trust Expenses .........................................                 (181)
  Amortization of Royalty
    Interests ............................................               (4,783)
                                                                       --------
Balance at June 30, 1995 .................................             $ 62,594
                                                                       ========
Balance at December 31, 1993 .............................             $ 77,301
  Cash Proceeds ..........................................                5,245
  Cash Distributions .....................................               (5,040)
  Trust Expenses .........................................                 (277)
  Amortization of Royalty
    Interests ............................................               (5,183)
                                                                       --------
Balance at June 30, 1994 .................................             $ 72,046
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

(2)  BASIS OF ACCOUNTING

    The financial statements of the Trust are prepared on the cash basis of accounting for revenues and expenses. Royalty income is recorded when received (generally during the quarter following the end of the quarter in which the income from the Royalty Properties is received by Santa Fe) and is net

                            SANTA FE ENERGY TRUST
           NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

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

    During 1994 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $447,000, a portion of which was used to repay advances received from Santa Fe in 1993. In order to pay current Trust expenses, during 1994 Santa Fe advanced the Trust $471,000, of which $75,000 was due to Santa Fe at December 31, 1994. During the first six months of 1995 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $166,000, a portion of which was used to repay advances received from Santa Fe. In order to pay current Trust expenses, during the first six months of 1995 Santa Fe advanced the Trust $90,000, of which $15,000 was due to Santa Fe at June 30, 1995.

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

    For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter (two-thirds of such amount for the period ended December 31,

                            SANTA FE ENERGY TRUST
           NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

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

(4)  DISTRIBUTIONS TO TRUST UNIT HOLDERS

    The Trust has received royalty payments and made distributions as follows (in thousands of dollars, except as noted):

                                                          DISTRIBUTIONS
                                        ROYALTY     -------------------------
                                        PAYMENT                PER TRUST UNIT
                                        RECEIVED    AMOUNT      (IN DOLLARS)
                                        --------    -------    --------------
1994
    First quarter (a)................     2,575       2,520        0.40000
    Second quarter(b)................     2,670       2,520        0.40000
    Third quarter....................     2,670       2,520        0.40000
    Fourth quarter...................     2,612       2,520        0.40000
                                        -------     -------       --------
                                         10,527      10,080        1.60000
                                        =======     =======       ========
1995
    First quarter(c).................     2,600       2,520        0.40000
    Second quarter...................     2,606       2,520        0.40000
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

    The Trust's results of operations are dependent upon the difference between the prices received for oil and gas and the costs of producing such resources. Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur) crude oils. The sales price of crude oil, which began to show improvement in the second calendar quarter of 1994, continued to show improvement through the Trust's third quarter of 1995, as reflected in the average prices with respect to the royalty payments (see Results of Operations). Since that time, however, oil prices have declined and there can be no assurance that this price improvement will continue.

    Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's average price for natural gas in the second quarter of 1995 was $1.48 per Mcf, significantly lower than the Trust's average price of $1.90 per Mcf for the comparable period of last year. The average price of natural gas with respect to the cash proceeds to be received in the third quarter of 1995 (representing sales proceeds received by Santa Fe in the second quarter of 1995) continued to decline approximating $1.30 per Mcf (excluding the effect of a gas balancing arrangement settlement received during the period, see Results of Operations).

    Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the exploration and development of the Net Profits Properties. Capital expenditures with respect to the Net Profits Royalties for 1995 total $1,331,000 through the end of the third quarter and are expected to be approximately $1,800,000 for the full year.

    For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. Certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of such Support Payments (net of any amounts recouped) is limited to $20.0 million on a revolving basis.

    Cash proceeds in the first and second quarters of 1994 and the first quarter of 1995 included Support Payments of $362,100, $505,700 and $676,600, respectively, and the cash proceeds to be received in the third quarter of 1995 will include a Support Payment of $300,900. The Support Payments in the first and second quarter of 1994 primarily resulted from lower realized oil prices and increased capital expenditures principally related to the drilling of new wells. The Support Payments in the first and third quarters of 1995 primarily reflect lower natural gas prices and a continuation of drilling expenditures. As a result of the level of drilling expenditures and depending on other factors such as sales volumes and prices and the level of operating costs, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.40 per quarter.

RESULTS OF OPERATIONS

    The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust (in thousands of dollars, except as noted):

                                                             THREE MONTHS                       SIX MONTHS
                                                            ENDED JUNE 30,                    ENDED JUNE 30,                 THIRD
                                                       ------------------------        ----------------------------         QUARTER
                                                         1995            1994             1995              1994            1995(A)
                                                       --------        --------        ----------        ----------        --------
VOLUMES AND PRICES
  Oil Volumes (Bbls)
    Wasson ODC Royalty .........................         63,800          90,670           158,479           158,246          81,022
    Wasson Willard Royalty .....................         33,800          35,100            68,900            70,600          33,800
    Net Profits Royalties ......................         79,866          89,924           153,690           169,396          73,511
  Gas Volumes (Mcf)
    Net Profits Royalties ......................        628,493         747,639         1,326,525         1,461,267         795,705
  Oil Average Prices ($/Bbl)
    Wasson ODC Royalty .........................          16.54           13.01             16.09             13.41           17.47
    Wasson Willard Royalty .....................          16.54           12.69             16.15             13.46           17.47
    Net Profits Royalties ......................          15.18           11.83             14.91             12.93           16.46
  Gas Average Prices ($/Mcf)
    Net Profits Royalties ......................           1.48            1.90              1.50              1.92            1.19
CASH PROCEEDS AND DISTRIBUTABLE CASH
  Wasson ODC Royalty
    Sales ......................................          1,055           1,180             2,549             2,122           1,416
    Operating Expenses .........................           (134)           (122)             (291)             (241)           (137)
                                                       --------        --------        ----------        ----------        --------
                                                            921           1,058             2,258             1,881           1,279
                                                       --------        --------        ----------        ----------        --------
  Wasson Willard Royalty
    Sales ......................................            559             445             1,113               950             591
    Operating Expenses .........................            (93)            (79)             (261)             (162)            (94)
                                                       --------        --------        ----------        ----------        --------
                                                            466             366               852               788             497
                                                       --------        --------        ----------        ----------        --------
  Net Profits Royalties
    Sales ......................................          2,176           2,490             4,348             4,999           2,180
    Operating Expenses .........................           (706)           (914)           (1,435)           (1,629)           (747)
    Capital Expenditures .......................           (197)           (278)             (711)             (584)           (620)
                                                       --------        --------        ----------        ----------        --------
                                                          1,273           1,298             2,202             2,786             813
                                                       --------        --------        ----------        ----------        --------
  Total Royalties ..............................          2,660           2,722             5,312             5,455           2,589
  Administrative Fee to Santa Fe ...............            (54)            (52)             (106)             (102)            (54)
  Trust Formation Costs ........................           --              --                --                (108)           --
                                                       --------        --------        ----------        ----------        --------
  Payment Received .............................          2,606           2,670             5,206             5,245           2,535
  Cash Advance From Santa Fe ...................           --               150                90               306              75
  Repayment of Cash Advance from
    Santa Fe ...................................            (70)           (156)             (150)             (211)            (15)
  Cash Withheld for Trust Expenses .............            (16)           (144)             (106)             (300)            (75)
                                                       --------        --------        ----------        ----------        --------
  Distributable Cash ...........................          2,520           2,520             5,040             5,040           2,520
                                                       ========        ========        ==========        ==========        ========
  Distributable Cash Per Trust Unit
    (in dollars) ...............................        0.40000         0.40000           0.80000           0.80000         0.40000
                                                       ========        ========        ==========        ==========        ========

------------
(a) Reflects proceeds received by Santa Fe in the second quarter of 1995. In the third quarter of 1995 the Trust will receive a payment of $2,535,000 and on August 31, 1995 will make a cash distribution of $2,520,000, or $0.40 per Trust Unit, to unitholders of record on August 14, 1995.

    Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payments of revenues and expenses as well as changes in prices and production volumes.

    Cash proceeds from the Wasson ODC Royalty for the second quarter of 1994 and the first six months of 1995 and 1994 and include Support Payments of $505,700 or $0.0803 per Trust Unit, $676,600 or $0.1074 per Trust Unit and $867,800 or $0.1377 per Trust Unit, respectively. Oil volumes for the Wasson ODC Royalty for such periods included 38,870 barrels, 42,879 barrels and 64,846 barrels, respectively, attributable to the Support Payments. Cash proceeds from the Wasson ODC Royalty to be received in the third quarter of 1995 include $300,900 or $0.0478 per Trust Unit attributable to Support Payments and oil volumes for the Wasson ODC Royalty for that period include 17,222 barrels attributable to such payment.

    Natural gas revenues for the third quarter of 1995 include $135,400 attributable to the settlement of a natural gas balancing arrangement and natural gas volumes for the period include 173,582 Mcf attributable to such settlement. Excluding the effect of the settlement, the Trust's average sales price for natural gas for the third quarter of 1995 is approximately $1.30 per Mcf.

    Operating expenses for the Net Profits Royalties averaged $3.83 per barrel of oil equivalent in the first six months of 1995 compared to $3.95 per barrel of oil equivalent in the first six months of 1994.

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

                                        SANTA FE ENERGY TRUST

                                        By  TEXAS COMMERCE BANK NATIONAL
                                             ASSOCIATION, TRUSTEE

                                        By  /s/ MICHAEL J. ULRICH
                                                Michael J. Ulrich
                                           Vice President & Trust Officer
Date:  August 14, 1995

    The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.