Form 10-Q
period 1995-09-30
SANTA FE ENERGY TRUST
filed 1995-11-14
CIK 893486

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           ------------------------

                                  FORM 10-Q
(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-11450

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         Depository Units outstanding at November 10, 1995 -- 6,300,000

==============================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              SANTA FE ENERGY TRUST
          STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH (UNAUDITED)
                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                       ------------------------  ------------------------
                                          1995         1994         1995         1994
                                       -----------  -----------  -----------  -----------
Royalty Income
     ODC Royalty.....................  $     1,279  $       628  $     3,537  $     2,509
     Willard Royalty.................          497          526        1,349        1,314
     Net Profits Royalty.............          813        1,568        3,015        4,354
                                       -----------  -----------  -----------  -----------
Total Royalties......................        2,589        2,722        7,901        8,177
Administrative Fee to Santa Fe.......          (54)         (52)        (160)        (154)
Trust Formation Costs................           --           --           --         (108)
Advance from Santa Fe Energy
  Resources, Inc.....................           75           90          165          396
Repayment of Advance from Santa Fe
  Energy Resources, Inc. ............          (15)        (150)        (165)        (361)
Cash Withheld for Trust Expenses.....          (75)         (90)        (181)        (390)
                                       -----------  -----------  -----------  -----------
Distributable Cash...................  $     2,520  $     2,520  $     7,560  $     7,560
                                       ===========  ===========  ===========  ===========
Distributable Cash per Trust Unit
  (in dollars).......................      0.40000      0.40000      1.20000      1.20000
                                       ===========  ===========  ===========  ===========
Trust Units Outstanding
(thousands)..........................        6,300        6,300        6,300        6,300
                                       ===========  ===========  ===========  ===========

                STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                             (DOLLARS IN THOUSANDS)

                                        SEPTEMBER 30,     DECEMBER 31,
                                             1995             1994
                                        --------------    ------------
                                         (UNAUDITED)
                                ASSETS
Current Assets
  Cash...............................      $     33         $     90
                                           --------         --------
Investment in Royalty Interests, at
  cost...............................        87,276           87,276
Less: Accumulated Amortization.......       (27,310)         (19,899)
                                           --------         --------
                                             59,966           67,377
                                           --------         --------
                                           $ 59,999         $ 67,467
                                           ========         ========

                     LIABILITIES AND TRUST CORPUS
Advance from Santa Fe Energy
  Resources, Inc.....................      $     75         $     75
Trust Corpus (6,300,000 Trust Units
  issued and outstanding)............        59,924           67,392
                                           --------         --------
                                           $ 59,999         $ 67,467
                                           ========         ========

  The accompanying notes are an integral part of these financial statements.

                            SANTA FE ENERGY TRUST
               STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)
                          (IN THOUSANDS OF DOLLARS)

Balance at December 31, 1994.........  $   67,392
  Cash Proceeds......................       7,741
  Cash Distributions.................      (7,560)
  Trust Expenses.....................        (238)
  Amortization of Royalty
     Interests.......................      (7,411)
                                       ----------
Balance at September 30, 1995........  $   59,924
                                       ==========
Balance at December 31, 1993.........  $   77,301
  Cash Proceeds......................       7,915
  Cash Distributions.................      (7,560)
  Trust Expenses.....................        (339)
  Amortization of Royalty
     Interests.......................      (7,581)
                                       ----------
Balance at September 30, 1994........  $   69,736
                                       ==========

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

     During 1994 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $447,000, a portion of which was used to repay advances received from Santa Fe in 1993. In order to pay current Trust expenses, during 1994 Santa Fe advanced the Trust $471,000, of which $75,000 was due to Santa Fe at December 31, 1994. During the first nine months of 1995 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $181,000, a portion of which was used to repay advances received from Santa Fe. In order to pay current Trust expenses, during the first nine months of 1995 Santa Fe advanced the Trust $165,000, $75,000 of which was due to Santa Fe at September 30, 1995.

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

1992). Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped, will be limited to $20,000,000 on a revolving basis. As of September 30, 1995 the Trust had received Support Payments totalling $1,845,300.

(4)  DISTRIBUTIONS TO TRUST UNIT HOLDERS

     The Trust has received royalty payments and made distributions as follows (in thousands of dollars, except as noted):

                                                          DISTRIBUTIONS
                                        ROYALTY     -------------------------
                                        PAYMENT                PER TRUST UNIT
                                        RECEIVED    AMOUNT      (IN DOLLARS)
                                        --------    -------    --------------
1994
     First quarter (a)...............     2,575       2,520        0.40000
     Second quarter(b)...............     2,670       2,520        0.40000
     Third quarter...................     2,670       2,520        0.40000
     Fourth quarter..................     2,612       2,520        0.40000
                                         ------      ------        -------
                                         10,527      10,080        1.60000
                                         ======      ======        =======
1995
     First quarter(c)................     2,600       2,520        0.40000
     Second quarter..................     2,606       2,520        0.40000
     Third quarter(d)................     2,535       2,520        0.40000

------------

(a) Includes a Support Payment of $362,100, or $0.0575 per Trust Unit.

(b) Includes a Support Payment of $505,700, or $0.08027 per Trust Unit.

(c) Includes a Support Payment of $676,600, or $0.10740 per Trust Unit.

(d) Includes a Support Payment of $300,900 or $0.04776 per Trust Unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL; LIQUIDITY AND CAPITAL RESOURCES

     Santa Fe Energy Trust (the 'Trust') was formed on October 22, 1992 with Texas Commerce Bank National Association as trustee (the 'Trustee'), to acquire and hold certain royalty interests (the 'Royalty Interests') in certain properties (the 'Royalty Properties') conveyed to the Trust by Santa Fe Energy Resources, Inc. ('Santa Fe'). The Trust is a passive entity with the Trustee's primary responsibility being the collection and distribution of proceeds from the Royalty Interests and the payment of Trust liabilities and expenses (see Note 1 to the financial statements of the Trust). The Royalty Interests consist of two term royalty interests in two production units (the Wasson ODC Unit and the Wasson Willard Unit) in the Wasson field in west Texas (the 'Wasson Royalties') and a net profits royalty interest (the 'Net Profits Royalties') in certain royalty and working interest properties in a diversified portfolio of properties located predominately in Texas, Louisiana and Oklahoma (the 'Net Profits Properties'). Under the terms of the Trust Agreement, the Trustee cannot engage in any other business or commercial activity or acquire any asset other than the Royalty Interests initially conveyed to the Trust. Therefore, the Royalty Interests are the sole source of funds for the Trust from which to pay expenses and liabilities and make distributions to the holders of the Trust Units. The Trust will be liquidated on or before February 15, 2008 (the 'Liquidation Date').

     The Wasson Royalties are fixed percentage royalty interests in specified levels of quarterly maximum production from the underlying properties in each year during the term of the respective royalty. The Wasson ODC Royalty and the Wasson Willard Royalty terminate on December 31, 2007 and December 31, 2003, respectively. The Net Profits Royalties are life-of-property interests which will be sold by the Trust prior to the Liquidation Date. The Net Profits Royalties entitle the Trust to receive 90% of the net proceeds (after deducting, among other things, the costs of production and marketing and capital expenditures) from the sale of production from the Net Profits Properties. The Net Profits Properties are generally mature producing oil and gas properties and the production and reserves attributable to such properties are expected to decline substantially over the life of the Trust. The Net Profits Royalties are expected to have a relatively small liquidation value at the Liquidation Date.

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ('Support Payments') to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of Support Payments, net of any amounts recouped, is limited to $20.0 million on a revolving basis. Through the end of the third quarter of 1995, Support Payments received by the Trust totalled $1,845,000 and the cash proceeds to be received in the fourth quarter of 1995 will include a Support Payment of $229,000 (see Results of Operations). Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.40 per Trust Unit per quarter.

     Trust expenses include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Santa Fe and other out-of-pocket expenses. From time to time Santa Fe may, at its sole discretion and without any obligation to do so, advance funds to the Trust for the timely payment of such expenses and receive reimbursement therefore in later periods. In addition, the Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that such borrowings are repaid in full prior to making further distributions to the holders of the Trust Units. Currently there are no such borrowings outstanding or contemplated other than the above-described advances which Santa Fe has made or may continue to make.

     The Trust's results of operations are dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties. Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payments of revenues and expenses as well as changes in prices and production volumes. In addition, amounts for future exploration and development costs may be reserved from time to time.

     Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The sales price of crude oil, which showed improvement from mid-1994 through the Trust's third quarter of 1995, declined in the fourth quarter of 1995 (see Results of Operations).

     Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's average price for natural gas in the third quarter of 1995 was $1.30 per Mcf (excluding the effect of a gas balancing arrangement settlement received during the period, see Results of Operations), significantly lower than the Trust's average price of $1.84 per Mcf for the third quarter of 1994. The Trust's average price for natural gas improved to $1.46 per Mcf in the fourth quarter of 1995.

RESULTS OF OPERATIONS

     Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payments of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the fourth quarter of 1995 reflects revenues received and costs and expenses paid by Santa Fe in the third quarter of 1995. In the fourth quarter of 1995 the Trust will receive a payment of $2,595,000 and on November 30, 1995 will make a cash distribution of $2,520,000, or $0.40 per Trust Unit, to unitholders of record an November 14, 1995.

                                           THREE MONTHS            NINE MONTHS
                                       ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,      FOURTH
                                       --------------------  ------------------------   QUARTER
                                         1995       1994        1995         1994       1995(1)
                                       ---------  ---------  -----------  -----------  ---------
                                                (THOUSANDS OF DOLLARS, EXCEPT AS NOTED)
VOLUMES AND PRICES
  Oil Volumes (Bbls)
    Wasson ODC Royalty...............     63,800     51,800      179,400      145,200     63,800
    Wasson Willard Royalty...........     33,800     35,100      102,700      105,700     33,800
    Net Profits Royalties............     73,511     85,613      227,201      255,009     77,448
    Support Payments.................     17,222       --         60,101       64,846     13,648
  Gas Volumes (Mcf)
    Net Profits Royalties............    795,705    774,139    2,122,230    2,235,406    605,167
  Oil Average Prices ($/Bbl)
    Wasson ODC Royalty...............      17.47      16.13        16.65        14.39      16.75
    Wasson Willard Royalty...........      17.47      16.13        16.59        14.35      16.75
    Net Profits Royalties............      16.46      12.93        15.41        12.93      15.72
    Support Payments.................      17.47       --          16.26        13.38      16.75
  Gas Average Prices ($/Mcf)
    Net Profits Royalties............       1.19       1.84         1.39         1.89       1.46
CASH PROCEEDS AND DISTRIBUTABLE CASH
  Wasson ODC Royalty
    Sales............................      1,115        835        2,987        2,089      1,069
    Operating Expenses...............       (137)      (207)        (428)        (448)       (73)
                                       ---------  ---------  -----------  -----------  ---------
                                             978        628        2,559        1,641        996
                                       ---------  ---------  -----------  -----------  ---------
  Wasson Willard Royalty
    Sales............................        591        566        1,704        1,516        566
    Operating Expenses...............        (94)       (40)        (355)        (202)       (24)
                                       ---------  ---------  -----------  -----------  ---------
                                             497        526        1,349        1,314        542
                                       ---------  ---------  -----------  -----------  ---------
  Net Profits Royalties
    Sales............................      2,180      2,530        6,528        7,529      2,055
    Operating Expenses...............       (747)      (764)      (2,182)      (2,393)      (783)
    Capital Expenditures.............       (620)      (198)      (1,331)        (782)      (390)
                                       ---------  ---------  -----------  -----------  ---------
                                             813      1,568        3,015        4,354        882
                                       ---------  ---------  -----------  -----------  ---------
  Support Payments...................        301       --            978          868        229
                                       ---------  ---------  -----------  -----------  ---------
  Total Royalties....................      2,589      2,722        7,901        8,177      2,649
  Administrative Fee to Santa Fe.....        (54)       (52)        (160)        (154)       (54)
  Trust Formation Costs..............       --         --          --            (108)      --
                                       ---------  ---------  -----------  -----------  ---------
  Payment Received...................      2,535      2,670        7,741        7,915      2,595
  Cash Advance From Santa Fe.........       --           90           90          396       --
  Repayment of Cash Advance from
    Santa Fe.........................        (15)      (150)        (165)        (361)       (75)
  Cash Withheld for Trust Expenses...       --          (90)        (106)        (390)      --
                                       ---------  ---------  -----------  -----------  ---------
  Distributable Cash.................      2,520      2,520        7,560        7,560      2,520
                                       =========  =========  ===========  ===========  =========
  Distributable Cash Per Trust Unit
    (in dollars).....................    0.40000    0.40000      1.20000      1.20000    0.40000
                                       =========  =========  ===========  ===========  =========

------------

(1) Does not reflect any cash advances from Santa Fe which may be received by the Trust during the fourth quarter.

     Oil prices improved in the third quarter of 1995, averaging $17.47 per barrel for the Wasson Royalties and $16.46 per barrel for the Net Profits Royalties compared to $16.13 per barrel and $12.93 per barrel, respectively, in the third quarter of 1994. Oil prices declined in the fourth quarter of 1995, averaging $16.75 per barrel for the Wasson Royalties and $15.72 per barrel for the Net Profits Royalties. Oil prices in the first nine months of 1995 averaged $16.63 per barrel for the Wasson Royalties and $15.41 per barrel for the Net Profits Royalties compared to $14.37 per barrel and $12.93 per barrel, respectively, in the first nine months of 1994.

     Natural gas prices declined in the third quarter of 1995 averaging $1.19 per Mcf compared to $1.84 per Mcf in the third quarter of 1994. Natural gas revenues for the third quarter of 1995 include $135,400 attributable to the settlement of a natural gas balancing arrangement and natural gas volumes include 173,582 Mcf attributable to such settlement. Excluding the effect of the settlement, the average sales price for natural gas in the third quarter of 1995 was approximately $1.30 per Mcf. Natural gas sales prices improved to an average of $1.46 per Mcf in the fourth quarter of 1995. Natural gas sales prices averaged $1.39 per Mcf in the first nine months of 1995 ($1.44 per Mcf excluding the gas balancing settlement) compared to $1.89 per Mcf in the first nine months of 1994.

     Cash proceeds in the first and second quarters of 1994 included Support Payments of $362,100 and $505,700, respectively, primarily resulting from lower realized oil prices and increased capital expenditures principally related to the drilling of new wells. Cash proceeds in the first and third quarters of 1995 included Support Payments of $676,600 and $300,900, respectively, primarily resulting from lower natural gas prices and a continuation of drilling expenditures. Cash proceeds to be received in the fourth quarter of 1995 will include a Support Payment of $229,000.

     Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the exploration and development of the Net Profits Properties. Capital expenditures for 1995 total $1,721,000, including $390,000 attributable to the fourth quarter. Capital expenditures are expected to be lower for the year 1996, totalling approximately $500,000. Operating expenses for the Net Profits Royalties averaged $3.62 per barrel of oil equivalent ('BOE') in the third quarter of 1995 ($4.21 per BOE excluding the effect of the volumes associated with the gas balancing settlement) and $3.76 per BOE in the first nine months of 1995 compared to $3.56 per BOE and $3.82 per BOE, respectively, in the comparable periods in 1994. Operating expenses averaged $4.46 per BOE in the fourth quarter of 1995 ($4.19 per BOE excluding the effect of certain remedial expenses related to a producing well).

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

                                        SANTA FE ENERGY TRUST

                                        By  TEXAS COMMERCE BANK NATIONAL
                                             ASSOCIATION, TRUSTEE

                                        By  /s/    MICHAEL J. ULRICH
                                                   MICHAEL J. ULRICH
                                             SENIOR VICE PRESIDENT & TRUST
                                                        OFFICER
Date:  November 14, 1995

     The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.