Form 10-K405
period 1995-12-31
SANTA FE ENERGY TRUST
filed 1996-03-29
CIK 893486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
        _______________ TO _______________

                         COMMISSION FILE NUMBER 1-11450

                              SANTA FE ENERGY TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 TEXAS                                      76-6081498
     STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

          TEXAS COMMERCE BANK
          NATIONAL ASSOCIATION
        CORPORATE TRUST DIVISION
         600 TRAVIS, SUITE 1150
             HOUSTON, TEXAS                                    77002
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 216-5100

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                              WHICH REGISTERED
         ---------------------                        ------------------------
 DEPOSITARY UNITS, EVIDENCED BY SECURE                 NEW YORK STOCK EXCHANGE
      PRINCIPAL ENERGY RECEIPTS

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of 6,300,000 Depositary Units in Santa Fe Energy Trust held by non-affiliates of the registrant at the closing sales price on March 25, 1996, of $17.625 was $111,037,500.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of March 25, 1996, 6,300,000 Depositary Units in Santa Fe Energy Trust.

     Documents Incorporated By Reference: None.


                                TABLE OF CONTENTS

                                     PART I

                                                                         PAGE
                                                                         ----
Item  1. Business....................................................      1
         Description of the Trust....................................      1
         Description of the Trust Units and Depositary Units.........      7
         Description of the Treasury Obligations.....................     15
         Description of the Royalty Properties Properties............     16
         Competition and Markets.....................................     24
         Governmental Regulation.....................................     25
Item  2. Properties..................................................     28
Item  3. Legal Proceedings...........................................     28
Item  4. Submission of Matters to a Vote of Security Holders.........     28

                                    PART II

Item  5. Market for the Registrant's Common Equity and Related
          Holder Matters.............................................     29
Item  6. Selected Financial Data.....................................     29
Item  7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................     29
Item  8. Financial Statements and Supplementary Data.................     32
Item  9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.........................    32

                                    PART III

Item 10. Directors and Executive Officers of the Registrant..........     32
Item 11. Executive Compensation......................................     32
Item 12. Security Ownership of Certain Beneficial
          Owners and Management......................................     33
Item 13. Certain Relationships and Related Transactions..............     33

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K...................................................     33
SIGNATURES...........................................................     42


CERTAIN DEFINITIONS

     As used herein, the following terms have the meanings indicated: "Bbl" means barrel, "MBbl" means thousand barrels, "Mcf" means thousand cubic feet and "MMcf" means million cubic feet. Natural gas volumes are converted to "barrels of oil equivalent" using the ratio of 6.0 Mcf of natural gas to 1.0 barrel of crude oil.

                                    PART I

ITEM 1.  BUSINESS

                           DESCRIPTION OF THE TRUST

     The Santa Fe Energy Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, Texas Commerce Bank National Association (the "Trustee"), 600 Travis, Suite 1150, Houston, Texas 77002. The telephone number of the Trust is (713) 216-5100.

     The Trust was formed pursuant to an Organizational Trust Agreement dated as of October 22, 1992. Effective November 19, 1992, the Organizational Trust Agreement was amended and restated by the Trust Agreement of Santa Fe Energy Trust between Santa Fe Energy Resources, Inc. (Santa Fe) and Texas Commerce Bank National Association (the "Trust Agreement"). Under the terms of the Trust Agreement, Santa Fe conveyed royalty interests in certain oil and gas properties to the Trust. In exchange for the conveyance of such royalty interests, the Trust issued 6,300,000 units of undivided beneficial interest ("Trust Units"). The Trust Units and the Treasury Obligations (hereinafter defined) were deposited with Texas Commerce Bank National Association, as depositary (the "Depositary") in exchange for 6,300,000 Depositary Units (hereinafter defined). Each Depositary Unit consists of beneficial ownership of one Trust Unit and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation ("Treasury Obligation") maturing on February 15, 2008 ("Liquidation Date"). The Depositary Units are evidenced by Secure Principal Energy Receipts ("SPERs"), which are issued and transferable only in denominations of 50 Depositary Units or an integral multiple thereof. The Depositary Units are traded on the New York Stock Exchange under the symbol SFF.

     The Trust Units and Treasury Obligations are held by the Depositary for the holders of Depositary Units ("Holders"). The Treasury Obligations consist of a portfolio of United States Treasury stripped interest coupons that mature on the Liquidation Date in the aggregate face amount of $126,000,000, which amount equals $20 multiplied by the aggregate number of Depositary Units issued and outstanding. Since Depositary Units may be issued or transferred only in denominations of 50 or integral multiples thereof, each holder of 50 Depositary Units owns the entire beneficial interest in a discrete Treasury Obligation, in a face amount of $1,000, the minimum denomination of such Treasury Obligations. The Treasury Obligations do not pay current interest. See "Description of Trust Units and Depositary Units -- Federal Income Tax Matters".

     The Trust is a grantor trust formed by Santa Fe to hold royalty interests in certain oil and gas properties owned by Santa Fe (the "Royalty Properties"). The principal asset of the Trust consists of (i) two term royalty interests (the Wasson ODC Royalty and the Wasson Willard Royalty-collectively, the "Wasson Royalties") conveyed to the Trust out of Santa Fe's royalty interests in two production units (the Wasson ODC Unit and the Wasson Willard Unit) in the Wasson Field, and (ii) a net profits royalty interest (the "Net Profits Royalties") conveyed to the Trust out of Santa Fe's royalty interests and working interests in a diversified portfolio of oil and gas properties (the "Net Profits Properties") located in 12 states (collectively, the "Royalty Interests").

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

     The Trustee is paid an annual fee of approximately $12,500. The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. Trustee fees and Trust administrative expenses totalled $292,000 in 1995, although such costs could be greater or less in subsequent periods depending on future events. In addition, the Trust paid Santa Fe an annual fee of $213,000 in 1995. Such fee will increase by 3.5% per year, payable quarterly, to reimburse Santa Fe for overhead expenses.

     The Wasson Royalties were conveyed from Santa Fe to the Trust pursuant to a single instrument of conveyance (the "Wasson Conveyance"). The Net Profits Royalties were conveyed from Santa Fe to the Trust pursuant to separate, substantially similar conveyances (the "Net Profits Conveyances") except with respect to the Net Profits Royalties in properties located within the State of Louisiana and its related state waters. Due to the effect of certain Louisiana laws governing the transfer of properties to trusts, the Louisiana Net Profits Royalties were conveyed from Santa Fe to the Trust pursuant to a separate conveyance in the form of a secured interest in proceeds of production from such properties (the "Louisiana Conveyance"). The Louisiana Conveyance provides the Trust with the economic equivalent of the Net Profits Royalties determined with respect to the Net Profits Properties located in Louisiana. The Net Profits Conveyances, Wasson Conveyance and Louisiana Conveyance are referred to collectively as the Conveyances.

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

THE WASSON ROYALTIES

     THE WASSON ODC ROYALTY. The Wasson ODC Royalty was conveyed out of Santa Fe's 12.3934% royalty interest in the Wasson ODC Unit and entitles the Trust to receive quarterly royalty payments with respect to oil production from the Wasson ODC Unit for each calendar quarter during the period ending on December 31, 2007. The royalties payable with respect to the Wasson ODC Royalty for any calendar quarter is determined by multiplying (a) the Average Per Barrel Price (as defined below) received for such quarter with respect to oil production from the Wasson ODC Unit by (b) the Royalty Production (as defined below) for such quarter related to the Wasson ODC Royalty.

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

                                     WASSON ODC ROYALTY      WASSON ODC ROYALTY
          CALENDAR QUARTERS             QUARTERLY GROSS           MAXIMUM NET
         IN THE YEAR ENDING                PRODUCTION              QUARTERLY
            DECEMBER 31,              LIMITATION (MBBLS)      PRODUCTION (MBBLS)
-----------------------------------   ------------------      ------------------
   1996............................           521                    64.6
   1997............................           539                    66.8
   1998............................           532                    65.9
   1999............................           561                    69.5
   2000............................           522                    64.7
   2001............................           504                    62.5
   2002............................           530                    65.7
   2003............................           582                    72.1
   2004............................           604                    74.9
   2005............................           536                    66.4
   2006............................           502                    62.2
   2007............................           486                    60.2

     The Wasson ODC Royalty will terminate on December 31, 2007. Thus, the Trustee will make a final quarterly distribution from the Wasson ODC Royalty in respect of the fourth quarter of 2007 on or about the Liquidation Date.

     THE WASSON WILLARD ROYALTY. The Wasson Willard Royalty was conveyed out of Santa Fe's 6.8355% royalty interest in the Wasson Willard Unit and entitles the Trust to receive quarterly royalty payments with respect to oil production from the Wasson Willard Unit for each calendar quarter during the period ending on December 31, 2003. The royalty payable for any calendar quarter is determined by multiplying (a) the Average Per Barrel Price (as defined below) received for such quarter with respect to oil production from the Wasson Willard Unit by (b) the Royalty Production (as defined below) for such quarter related to the Wasson Willard Royalty.

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

                                      WASSON WILLARD          WASSON WILLARD
      CALENDAR QUARTERS             ROYALTY QUARTERLY        ROYALTY MAXIMUM
      IN THE YEAR ENDING              GROSS PRODUCTION         NET QUARTERLY
         DECEMBER 31,                LIMITATION (MBBLS)      PRODUCTION (MBBLS)
-----------------------------------   ------------------      ------------------
   1996............................           474                    32.4
   1997............................           455                    31.1
   1998............................           437                    29.9
   1999............................           390                    26.7
   2000............................           323                    22.1
   2001............................           268                    18.3
   2002............................           222                    15.2
   2003............................           175                    12.0

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

SUPPORT PAYMENTS

     The Wasson Conveyance provides that the Trust is entitled to additional quarterly royalty payments ("Support Payments"), subject to certain limitations herein described, from an additional royalty out of Santa Fe's interests in the Wasson ODC Unit during the period ending on December 31, 2002 (the "Support Period") in the event that the net cash available for distribution to Holders from the Royalty Interests for any calendar quarter during the Support Period is less than an amount sufficient to distribute to Holders a minimum supported quarterly royalty per Depositary Unit equal to $0.40 per Depositary Unit (the "Minimum Quarterly Royalty"). The distributions with respect to the fourth quarter of 1993 (paid in the first quarter of 1994), the first quarter of 1994 (paid in the second quarter of 1994), the fourth quarter of 1994 (paid in the first quarter of 1995), the second quarter of 1995 (paid in the third quarter of
1995) and the third quarter of 1995 (paid in the fourth quarter of 1995) included Support Payments of $362,100 (approximately $0.06 per Depositary Unit), $505,700 (approximately $0.08 per Depositary Unit), $676,600 (approximately $0.11 per Depositary Unit), $300,900 (approximately $0.05 per Depositary Unit) and $228,600 (approximately $0.04 per Depositary Unit), respectively. The Support Payments paid in 1994 were required primarily due to lower realized oil prices and capital expenditures incurred with respect to the Net Profits Properties, a substantial portion of which related to the drilling of new wells. The Support Payments paid in 1995 were required primarily due to lower natural gas prices and a continuation of drilling expenditures. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.40 per Depositary Unit per quarter.

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

     PROPORTIONATE REDUCTION OF MINIMUM QUARTERLY ROYALTY AND AGGREGATE SUPPORT PAYMENT LIMITATION AMOUNT UPON CERTAIN SALES. In the event that Santa Fe causes the Trust to sell or release a portion of the Net Profits Royalties in connection with the sale by Santa Fe of underlying Net Profits Properties, the Minimum Quarterly Royalty and the Aggregate Support Payment Limitation Amount will be adjusted proportionately downward to equal the product resulting from multiplying each of the Minimum Quarterly Royalty and the Aggregate Support Payment Limitation Amount by a fraction, the numerator of which will be the Remaining Royalty Interests Amount (as defined below) and the denominator of which will be the Existing Royalty Interests Amount (as defined below). For such purposes, the "Remaining Royalty Interests Amount" means, at any time, the Existing Royalty Interests Amount (as defined below) less the present value of the future net revenues attributable to the portion of the Net Profits Royalties sold or released by the Trust, determined by reference to the reserve report for the Royalty Properties prepared in accordance with guidelines of the Securities and Exchange Commission (the "Commission") as of the December 31 immediately preceding the date of the sale. The "Existing Royalty Interests Amount" means, at any time, the then present value of the future net revenues attributable to the Royalty Interests (including the portion sold or released by the Trust), determined by reference to the reserve report for the Royalty Properties prepared in accordance with Commission guidelines as of the December 31 immediately preceding the date of the sale. Following any such sale of Net Profits Royalties, the Trustee will notify the Holders of the adjusted Minimum Quarterly Royalty and the adjusted Aggregate Support Payment Limitation Amount.

OTHER MATTERS

     Payments to the Trust are attributable to the sale of depleting assets. Thus, the reserves attributable to the Royalty Properties are expected to decline over time. Based on the estimated production volumes in the Reserve Report (hereinafter defined), on a barrel of oil equivalent basis, the oil and gas production from proved reserves attributable to the Trust in the year preceding the Liquidation Date is expected to be approximately 39% of the oil and gas production attributable to the Trust in 1996.

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

              DESCRIPTION OF THE TRUST UNITS AND DEPOSITARY UNITS

     The following information is subject to the detailed provisions of the Custodial Deposit Agreement entered into by Santa Fe, the Trustee, the Depositary and all holders from time to time of SPERs (the "Deposit Agreement"), which is an exhibit to this Form 10-K and is available upon request from the Trustee.

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

DISTRIBUTIONS

     The Trustee determines for each calendar quarter during the term of the Trust the amount of cash available for distribution to holders of Depositary Units and the Trust Units evidenced thereby. Such amount (the "Quarterly Distribution Amount") is equal to the excess, if any, of the cash received by the Trust from the Royalty Interests then held by the Trust during such quarter, plus any other cash receipts of the Trust during such quarter, over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payments of contingent or future obligations of the Trust. Based on industry practice and the payment procedures relating to the Net Profits Royalties, cash received by the Trustee in a particular quarter from the Net Profits Royalties generally represents proceeds from sales of production for the three months ending two months prior to the end of such quarter with respect to gas, and one month prior to the end of such quarter with respect to oil. For example, the royalty income received by the Trust for the third calendar quarter with respect to gas is attributable to production in the months of May, June and July (for which Santa Fe would have received payment from the purchasers in July, August and September, respectively). Since proceeds from the sale of production from the Wasson Properties are received within one month of production, payments in respect of the Wasson Royalties are made for production from the calendar quarter to which the Quarterly Distribution Amount relates. The Quarterly Distribution Amount for each quarter is payable to Holders of Depositary Units of record on the 45th day following each calendar quarter (or the next succeeding business day following such day if such day is not a business day) or such later date as the Trustee determines is required to comply with legal or stock exchange requirements (the "Quarterly Record Date"). The Trustee distributes cash to the Holders within two months after the end of each calendar quarter to each person who was a Holder of Depositary Units of record on a Quarterly Record Date.

     The net taxable income of the Trust for each calendar quarter is reported by the Trustee for tax purposes as belonging to the Holders of record to whom the Quarterly Distribution Amount is distributed. Because under current tax law the Trust is classified for tax purposes as a "grantor trust" (see "Federal Income Tax Matters"), each cash-basis Holder's share of the net taxable income of the Trust is realized by such Holder for tax purposes in the calendar quarter received by the Trustee, rather than in the quarter distributed by the Trustee. Taxable income of a Holder may differ from the Quarterly Distribution Amount because the Treasury Obligations are treated as generating interest income prior to the time any cash payments are received thereon, a portion of the payments received on the Wasson Royalties are treated as a nontaxable return of principal, and cost depletion reduces taxable income but not the Quarterly Distribution Amount. There may also be minor variances because of the possibility that, for example, a reserve will be established in one quarter that will not give rise to a tax deduction until a subsequent quarter, an expenditure paid for in one quarter will have to be amortized for tax purposes over several quarters, etc. See "Federal Income Tax Matters.'

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

FEDERAL INCOME TAX MATTERS

     This section is a summary of Federal income tax matters of general application which addresses all material tax consequences of the ownership and sale of Depositary Units. Except where indicated, the discussion below describes general Federal income tax considerations applicable to individuals who are citizens or residents of the United States. Accordingly, the following discussion has limited application to domestic corporations and persons subject to specialized Federal income tax treatment, such as tax-exempt entities, regulated investment companies and insurance companies. The following discussion does not address tax consequences to foreign persons. It is impractical to comment on all aspects of Federal, state, local and foreign laws that may affect the tax consequences of the transactions contemplated hereby and of an investment in Depositary Units as they relate to the particular circumstances of every Holder. EACH HOLDER SHOULD CONSULT HIS OWN TAX ADVISOR WITH RESPECT TO HIS PARTICULAR CIRCUMSTANCES.

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

  TREATMENT OF DEPOSITARY UNITS

     Under current law, a purchaser of a Depositary Unit is treated, for Federal income tax purposes, as purchasing directly an interest in the Treasury Obligations and a Trust Unit. A purchaser is therefore required to allocate the purchase price of his Depositary Unit between the interest in the Treasury Obligations and the Trust Unit in the proportion that the fair market value of each bears to the fair market value of the Depositary Unit. Information regarding purchase price allocations is furnished to Holders by the Trustee.

  CLASSIFICATION AND TAXATION OF THE TRUST

     Under current law, the Trust is classified for federal income tax purposes as a grantor trust and not as an association taxable as a corporation. As a grantor trust, the Trust is not subject to tax. For tax purposes, Holders are considered to own and receive the Trust's income and principal as though no trust were in existence. The Trust files an information return, reporting all items of income, credit or deduction which must be included in the tax returns of Holders. If the Trust were determined to be an association taxable as a corporation, it would be treated as a separate entity subject to corporate tax on its taxable income, Holders would be treated as shareholders, and distributions to Holders from the Trust would be treated as corporate distributions that are not deductible by the Trust. Such distributions would be taxable to a Holder, first, as dividends to the extent of the Holder's pro rata share of the Trust's earnings and profits, then as a tax-free return of capital to the extent of his basis in his Trust Units, and finally as capital gain to the extent of any excess.

  DIRECT TAXATION OF HOLDERS

     Because under current law the Trust is treated as a grantor trust for Federal income tax purposes and each Holder is treated, for Federal income tax purposes, as owning a direct interest in the Treasury Obligations and the assets of the Trust, each Holder is taxed directly on his pro rata share of the income attributable to the Treasury Obligations and the assets of the Trust and is entitled to claim his pro rata share of the deductions attributable to the Trust (subject to certain limitations discussed below). Income and expenses attributable to the assets of the Trust and the Treasury Obligations are taken into account by Holders consistent with their method of accounting and without regard to the taxable year or accounting method employed by the Trust.

     The Trust makes quarterly distributions to Holders of record on each Quarterly Record Date. The terms of the Trust Agreement seek to assure to the extent practicable that taxable income attributable to such distributions is reported by the Holder who receives such distributions, assuming that he is the owner of record on the Quarterly Record Date. In certain circumstances, however, a Holder may not receive the distribution attributable to such income. For example, if the Trustee establishes a reserve or borrows money to satisfy debts and liabilities of the Trust, income associated with the cash used to establish that reserve or to repay that loan must be reported by the Holder, even though that cash is not distributed to him. In addition, Holders are required to recognize certain interest income attributable to the Treasury Obligations with respect to which no current cash distributions will be made.

     The Trust allocates income and deductions to Holders based on record ownership at Quarterly Record Dates. It is unknown whether the IRS will accept that allocation or will require income and deductions of the Trust to be determined and allocated daily or require some method of proration, which could result in an increase in the administrative expenses of the Trust.

  TREATMENT OF TRUST UNITS

     Because the Trust is treated as a grantor trust for tax purposes, each Holder is treated as purchasing and owning directly an interest in the Royalty Interests. The purchaser of a Depositary Unit is required to allocate the portion of his total purchase price allocated to the Trust Unit among the Royalty Interests in the proportion that the fair market value of each of the Royalty Interests bears to the total fair market value of all of the Royalty Interests. For purposes of making this allocation, the Royalty Interests include the Wasson ODC Royalty, the Wasson Willard Royalty and the Net Profits Royalties. Information regarding purchase price allocations is furnished to Holders by the Trustee.

  INTEREST INCOME

     Based on representations made by Santa Fe regarding the reserves burdened by the Wasson Royalties and the expected life of the Wasson Royalties, the Wasson Royalties are properly treated as "production payments" under Section 636(a) of the Code. Under the rules of such Code section, each Holder is treated as making a mortgage loan on the Wasson Properties to Santa Fe in an amount equal to the amount of the purchase price of each Depositary Unit allocated to the Wasson Royalties. Because they are treated as debt instruments for tax purposes, the Wasson Royalties are subject to the Original Issue Discount (OID) rules of Sections 1272 through 1275 of the Code. Section 1272 generally requires the periodic inclusion of original issue discount in income of the purchaser of a debt instrument. Section 1275 provides special rules and authorizes the IRS to prescribe regulations modifying the statutory provisions where, by reason of contingent payments, the tax treatment provided under the statutory provisions does not carry out the purposes of such provisions. Proposed regulations dealing with contingent payments were issued in 1986 and modified in 1991 (the "Original Proposed Regulations"). During December 1994, the IRS replaced the Original Proposed Regulations with new proposed regulations (the "New Proposed Regulations"). However, the New Proposed Regulations are by their terms applicable only to debt instruments that are issued after such regulations are ultimately finalized, and the New Proposed Regulations do not provide guidance as to the manner in which previously issued contingent debt instruments should be treated or the extent, if any, to which the Original Proposed Regulations govern the tax treatment of such debt instruments. Because the Original Proposed Regulations were in effect when the Wasson Royalties were issued to the Trust, the tax treatment of the Wasson Royalties has been reported to the Holders under the provisions of the Original Proposed Regulations.

     Under the rules set forth in the Original Proposed Regulations, each payment (at the time the amount of such payment becomes fixed) made to the Trust with respect to the Wasson Royalties is treated first as consisting of a payment of interest to the extent of interest deemed accrued under the OID rules (based on the long term Applicable Federal Rate in effect at the time the amount of such payment becomes fixed) and the excess (if any) is treated as a payment of principal. The total amount treated as principal is limited to the amount of the purchase price of each Depositary Unit allocated to the Wasson Royalties. If rules similar to the New Proposed Regulations were deemed to be applicable to the Wasson Royalties, the Trustee would be required to compute reasonable projections of the anticipated payment schedule and yield with respect to the Wasson Royalties, interest would be deemed to accrue based on such projected yield and payment schedule, the amount of interest that is deemed to accrue would be adjusted upward or downward to the extent that actual payments received exceed or are less than projected payments, and each Holder would be required to include in his taxable income his proportionate share of such adjusted interest accrual. Such treatment would affect the timing and, possibly, the character (but not the overall amount) of income and gain or loss recognition with respect to the Wasson Royalties.

     Holders are also required to recognize and report OID interest income attributable to the Treasury Obligations. In general, the total amount of OID interest income a Holder is required to recognize is calculated as the difference between the amount of the purchase price of a Depositary Unit allocated to the Treasury Obligations and the pro rata portion of the face amount of such Treasury Obligations attributable to the Depositary Unit. The amount of OID interest income so calculated is required to be included in income by a Holder on the basis of a constant interest rate computation.

  ROYALTY INCOME AND DEPLETION

     The income from the Net Profits Royalties is royalty income subject to an allowance for depletion. The depletion allowance must be computed separately by each Holder for each oil or gas property (within the meaning of Code Section
614). The IRS presently takes the position that a net profits interest carved out of multiple properties is a single property for depletion purposes. Accordingly, the Trust has taken the position that the Net Profits Royalties are a single property for depletion purposes until such time as the issue is resolved in some other manner.

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

     In computing cost depletion for each property for any year, the adjusted tax basis of that property at the beginning of that year is divided by the estimated total units (Bbls of oil or Mcf of gas) recoverable from that property to determine the per-unit allowance for such property. The per-unit allowance is then multiplied by the number of units produced and sold from that property during the year. Cost depletion for a property cannot exceed the adjusted tax basis of such property. Since the Trust is taxed as a grantor trust, each Holder computes cost depletion using his basis in his Trust Units allocated to the Net Profits Royalties. Information is provided to each Holder reflecting how that basis should be allocated among each property represented by his Trust Units.

  OTHER INCOME AND EXPENSES

     The Trust may generate some interest income on funds held as a reserve or held until the next distribution date. Expenses of the Trust include administrative expenses of the Trustee. Under the Code, certain miscellaneous itemized deductions of an individual taxpayer are deductible only to the extent that in the aggregate they exceed 2% of the taxpayer's adjusted gross income. Certain administrative expenses attributable to the Trust Units may have to be aggregated with an individual Holder's other miscellaneous itemized deductions to determine the excess over 2% of adjusted gross income. The amount of such expenses has not been, and is not expected to be, significant in relation to the Trust's income.

  NON-PASSIVE ACTIVITY INCOME AND LOSS

     The income and expenses of the Trust are not taken into account in computing the passive activity losses and income under Code Section 469 for a Holder who acquires and holds Depositary Units as an investment.

  UNRELATED BUSINESS TAXABLE INCOME

     Certain organizations that are generally exempt from tax under Code Section 501 are subject to tax on certain types of business income defined in Code
Section 512 as unrelated business income. The income of the Trust does not constitute unrelated business taxable income within the meaning of Code Section 512 so long as the Trust Units are not "debt-financed property" within the meaning of Code Section 514(b). In general, a Trust Unit would be debt-financed if the Holder incurs debt to acquire a Trust Unit or otherwise incurs or maintains a debt that would not have been incurred or maintained if such Trust Unit had not been acquired. Legislative proposals have been made from time to time which, if adopted, would result in the treatment of income attributable to the Net Profits Royalties as unrelated business income.

  SALE OF DEPOSITARY UNITS; DEPLETABLE BASIS

     Generally, a Holder will realize gain or loss on the sale or exchange of his Depositary Units measured by the difference between the amount realized on the sale or exchange and his adjusted basis for such Depositary Units. Gain or loss on the sale of Depositary Units by a Holder who is not a dealer with respect to such Depositary Units and who has a holding period for the Depositary Units of more than one year is treated as long-term capital gain or loss except to the extent of the depletion recapture amount. A Holder's initial basis in his Depositary Units is equal to the amount paid for such Depositary Units. Such basis is increased by the amount of any OID interest income recognized by the Holder attributable to the Treasury Obligations. Such basis is reduced by deductions for depletion claimed by the Holder (but not below zero). In addition, such basis is reduced by the amount of any payments attributable to the Wasson Royalties which are treated as payments of principal under the OID rules. For Federal income tax purposes, the sale of a Depositary Unit is treated as a sale by the Holder of his interest in the Treasury Obligations and the assets of the Trust. Thus, upon the sale of Depositary Units, a Holder must treat as ordinary income his depletion recapture amount, which is an amount equal to the lesser of (i) the gain on that sale attributable to disposition of the Net Profits Royalties or (ii) the sum of the prior depletion deductions taken with respect to the Net Profits Royalties (but not in excess of the initial basis of such Depositary Units allocated to the Net Profits Royalties). It is possible that the IRS would take the position that a portion of the sales proceeds is ordinary income to the extent of any accrued income at the time of sale allocable to the Depositary Units sold, but which is not distributed to the selling Holder.

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

  BACKUP WITHHOLDING

     In general, distributions of Trust income are not subject to "backup withholding" unless: (i) the Holder is an individual or other noncorporate taxpayer and (ii) such Holder fails to comply with certain reporting procedures.

  TAX SHELTER REGISTRATION

     Code Section 6111 requires a tax shelter organizer to register a "tax shelter" with the IRS by the first day on which interests in the tax shelter are offered for sale. The Trust is registered as a tax shelter with the IRS. The Trust's tax shelter registration number is 92322000636.

     A Holder who sells or otherwise transfers a Trust Unit in a subsequent transaction must furnish the tax shelter registration number to the transferee. The penalty for failure of the transferor of a Trust Unit to furnish such tax shelter registration number to a transferee is $100 for each such failure. Holders must disclose the tax shelter registration number of the Trust on the Form 8271 which is required to be attached to the tax return on which any deduction, loss, credit or other benefit generated by the Trust is claimed or income of the Trust is included. A Holder who fails to disclose the tax shelter registration number on his return, without reasonable cause for such failure, will be subject to a $250 penalty for each such failure. (Any penalties discussed herein are not deductible for income tax purposes.)

     ISSUANCE OF A TAX SHELTER REGISTRATION NUMBER DOES NOT INDICATE THAT AN INVESTMENT IN DEPOSITARY UNITS OR TRUST UNITS OR THE CLAIMED TAX BENEFITS HAVE BEEN REVIEWED, EXAMINED OR APPROVED BY THE IRS.

ERISA CONSIDERATIONS

     The Employee Retirement Income Security Act of 1974, as amended ("ERISA"), imposes certain requirements on pension, profit-sharing and other employee benefit plans to which it applies (Plans), and contains standards on those persons who are fiduciaries with respect to such Plans. In addition, under the Code, there are similar requirements and standards which are applicable to certain Plans and individual retirement accounts (whether or not subject to ERISA) (collectively, together with Plans subject to ERISA, referred to herein as Qualified Plans).

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

     In order to avoid the application of certain penalties, a fiduciary must also consider whether the acquisition of Depositary Units representing Trust Units and/or operation of the Trust might result in direct or indirect nonexempt prohibited transactions under Section 406 of ERISA and Code Section 4975. In determining whether there are such prohibited transactions, a fiduciary must determine whether there are "plan assets" involved in the transaction. Department of Labor regulations (the DOL Regulations) address whether or not a Qualified Plan's assets (such as a Depositary Unit) would be deemed to include an interest in the underlying assets of an entity (such as the Trust) for purposes of the reporting, disclosure and fiduciary responsibility provisions of ERISA and analogous provisions of the Code, if the Plan acquires an "equity interest" in such entity. The DOL Regulations provide that the underlying assets of an entity will not be considered "plan assets" if the interests in the entity are a publicly offered security. Trust Units represented by Depositary Units are considered to be "publicly offered" for this purpose if they are part of a class of securities that is (i) widely held (i.e, owned by more than 100 investors independent of the issuer and each other), (ii) freely transferable, and (iii) registered under Section 12(b) or 12(g) of the Exchange Act. Although no assurances can be given, it is believed that these requirements have been satisfied. Fiduciaries, however, will need to determine whether the acquisition of Depositary Units representing Trust Units is a nonexempt prohibited transaction under the general requirements of ERISA Section 406 and Code Section 4975.

     Due to the complexity of the prohibited transaction rules and the penalties imposed upon persons involved in prohibited transactions, it is important that potential Qualified Plan investors consult with their counsel regarding the consequences under ERISA and the Code of their acquisition and ownership of Depositary Units.

STATE TAX CONSIDERATIONS

     The following is intended as a brief summary of certain information regarding state income taxes and other state tax matters affecting individuals who are Holders. Holders are urged to consult their own legal and tax advisors with respect to these matters.

     Each Holder should consider state and local tax consequences of an investment in Depositary Units. The Trust owns the Royalty Interests burdening oil and gas properties located in Alabama, Arkansas, California, Colorado, Kansas, Louisiana, Mississippi, New Mexico, North Dakota, Oklahoma, Texas and Wyoming. Of these, all but Texas and Wyoming have income taxes applicable to individuals. As stated, Texas currently has no income tax and the Reserve Report reflects that more than 50% of the estimated future net cash inflows generated by the Trust will be attributable to properties located in Texas. A Holder may be required to file state income tax returns and/or to pay taxes in those states imposing income taxes and may be subject to penalties for failure to comply with such requirements. Further, in some states the Trust may be taxed as a separate entity.

     The Depositary currently provides information prepared by the Trustee concerning the Depositary Units sufficient to identify the income from Depositary Units that is allocable to each state. Holders of Depositary Units should consult their own tax advisors to determine their income tax filing requirements with respect to their share of income of the Trust allocable to states imposing an income tax on such income.

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

                     DESCRIPTION OF THE ROYALTY PROPERTIES

THE WASSON PROPERTIES

     The Wasson Royalties were conveyed to the trust out of Santa Fe's 12.3934% royalty interest in the Wasson ODC Unit and its 6.8355% royalty interest in the Wasson Willard Unit, located in the Wasson Field. Santa Fe also owns working interests in each of these units. Santa Fe's production from the Wasson Field commenced in 1939. A secondary waterflooding phase in the Wasson Field began in the early 1960s. The Wasson Field has been significantly redeveloped for tertiary recovery operations utilizing CO2 flooding, which commenced in 1984. Most of the capital expenditures for plant, facilities, wells and equipment necessary for such tertiary recovery operations have been made, although significant ongoing capital expenditures for CO2 acquisition will be required to complete the flood of the Wasson Field, particularly the Wasson Willard Unit. The Wasson Royalties are not subject to development costs or operating costs (including CO2 acquisition costs).

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

THE NET PROFITS PROPERTIES

     The Royalty Properties burdened by the Net Profits Royalties consist of royalty and working interests in a diversified portfolio of producing properties located in established oil and gas producing areas in 12 states. Over 85% of the discounted present value of estimated future net revenues attributable to the Net Profits Royalties is generated from Net Profits Properties located in Texas, Oklahoma and Louisiana and related state waters. No single property or field accounts for more than 7% of the estimated future net revenues attributable to the Net Profits Royalties. Production attributable to the Net Profits Properties is principally sold at market responsive prices.

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

     Santa Fe estimates that as of December 31, 1995, the Net Profits Properties covered approximately 246,000 gross acres (approximately 36,000 net to Santa
Fe). Productive well information generally is not made available by operators to owners of royalties and overriding royalties. Accordingly, such information is unavailable to Santa Fe for the Net Profits Properties.

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

RESERVES

     A study of the proved oil and gas reserves attributable to the Trust as of December 31, 1995 has been made by Ryder Scott Company, independent petroleum consultants. The following letter (Reserve Report) summarizes such reserve study. The Trust has not filed reserve estimates covering the Royalty Properties with any other Federal authority or agency.

                            (RYDER SCOTT LETTERHEAD)

                                February 2, 1996

Santa Fe Energy Resources, Inc.
1616 South Voss Road
Houston, Texas 77057-2696

Gentlemen:

     Pursuant to your request, we present below our estimates of the net proved reserves attributable to the interests of the Santa Fe Energy Trust (Trust) as of December 31, 1995. The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Santa Fe Energy Resources, Inc. (Santa Fe). The interests conveyed to the Trust consist of royalty interests in the Wasson Field, Texas (Wasson Royalties) and a net profits interest derived from working and royalty interests in numerous other properties (Net Profits Royalties). The properties included in the Trust are located in the states of Alabama, Arkansas, California, Colorado, Kansas, Louisiana, Mississippi, New Mexico, North Dakota, Oklahoma, Texas, Wyoming, and in state waters offshore Louisiana.

     The estimated reserve quantities and future income quantities presented in this report are related to a large extent to hydrocarbon prices. Hydrocarbon prices in effect at December 31, 1995 were used in the preparation of this report as required by Securities and Exchange Commission (SEC) and Financial Accounting Standards Bulletin No. 69 (FASB 69) guidelines; however, actual future prices may vary significantly from December 31, 1995 prices for reasons discussed in more detail in other sections of this report. Therefore, quantities of reserves actually recovered and quantities of income actually received may differ significantly from the estimated quantities presented in this report.

                                              AS OF DECEMBER 31, 1995
                                      -----------------------------------------
                                                          ESTIMATED     PRESENT
                                                          FUTURE NET     VALUE
                                    LIQUIDS     GAS      CASH INFLOWS    AT 10%
                                    (MBBLS)    (MMCF)        (M$)         (M$)
                                    -------    ------    ------------   -------
Proved Net Developed and Undeveloped
  Wasson ODC Royalty.................  3,689        0        67,331      36,272
  Wasson Willard Royalty.............    751        0        13,696       9,213
  Net Profits Royalties..............  1,197    8,224        37,042      24,253
                                     -------    -----    ----------     -------
           Totals....................  5,637    8,224       118,069      69,738

Proved Net Developed
  Wasson ODC Royalty................   3,689        0        67,331      36,272
  Wasson Willard Royalty............     751        0        13,696       9,213
  Net Profits Royalties.............   1,197    8,224        37,042      24,253
                                      ------    -----     ---------     -------
           Totals...................   5,637    8,224       118,069      69,738

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

     The "Liquid" reserves shown above are comprised of crude oil, condensate and natural gas liquids. Natural gas liquids comprise 1.5 percent of the Trust's developed liquid reserves and 1.5 percent of the Trust's developed and undeveloped liquid reserves. All hydrocarbon liquid reserves are expressed in standard 42 gallon barrels. All gas volumes are sales gas expressed in MMCF at the pressure and temperature bases of the area where the gas reserves are located. The estimated future net cash inflows are described later in this report.

     Santa Fe has indicated that the conveyance of the Wasson Royalties to the Trust provides that the Trust will receive an additional royalty interest in the Wasson ODC Unit which could be available for Support Payments. Payment of the additional royalty is subject to numerous limitations which are detailed in the Conveyance. Based on the production profiles and pricing assumptions in this report and the terms of the Conveyance as described to us by Santa Fe, $8,560,599 is required from future Support Payments as of December 31, 1995. The tables shown on pages 18 and 21 include 507,237 barrels of oil, $8,560,599 of estimated future net revenue, and $4,998,376 of discounted estimated future net revenue with respect to the Support Payments. Based on the terms of the Conveyance, the Support Payments are limited to a total payment of $20,000,000 from inception through 2002, which is the time the Support Payments are terminated. As of December 31, 1995, $2,073,908 in Support Payments had been paid and the remaining maximum obligation with respect to the Support Payments is $17,926,092. In accordance with information provided by Santa Fe, we have calculated total estimated net revenue of $32,164,409 to be available for Support Payments as of December 31, 1995.

     The proved reserves presented in this report comply with the SEC's Regulation S-X Part 210.4-10 Sec. (a) as clarified by subsequent Commission Staff Accounting Bulletins, and are based on the following definitions and criteria:

          Proved reserves of crude oil, condensate, natural gas, and natural gas liquids are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing conditions. Reservoirs are considered proved if economic producibility is supported by actual production or formation tests. In certain instances, proved reserves are assigned on the basis of a combination of core analysis and electrical and other type logs which indicate the reservoirs are analogous to reservoirs in the same field which are producing or have demonstrated the ability to produce on a formation test. The area of a reservoir considered proved includes (1) that portion delineated by drilling and defined by fluid contacts, if any, and
     (2) the adjoining portions not yet drilled that can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of data on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Proved reserves are estimates of

                    RYDER SCOTT COMPANY PETROLEUM ENGINEERS

     hydrocarbons to be recovered from a given date forward. They may be revised as hydrocarbons are produced and additional data become available. Proved natural gas reserves are comprised of non-associated, associated, and dissolved gas. An appropriate reduction in gas reserves has been made for the expected removal of natural gas liquids, for lease and plant fuel, and the exclusion of non-hydrocarbon gases if they occur in significant quantities and are removed prior to sale. Reserves that can be produced economically through the application of improved recovery techniques are included in the proved classification when these qualifications are met:
     (1) successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based, and (2) it is reasonably certain the project will proceed. Improved recovery includes all methods for supplementing natural reservoir forces and energy, or otherwise increasing ultimate recovery from a reservoir, including (1) pressure maintenance, (2) cycling, and (3) secondary recovery in its original sense. Improved recovery also includes the enhanced recovery methods of thermal, chemical flooding, and the use of miscible and immiscible displacement fluids. Estimates of proved reserves do not include crude oil, natural gas, or natural gas liquids being held in underground storage. Depending on the status of development, these proved reserves are further subdivided into:

             (i) "developed reserves" which are those proved reserves reasonably expected to be recovered through existing wells with existing equipment and operating methods, including (a) "developed producing reserves" which are those proved developed reserves reasonably expected to be produced from existing completion intervals now open for production in existing wells, and (b) "developed non-producing reserves" which are those proved developed reserves which exist behind the casing of existing wells which are reasonably expected to be produced through these wells in the predictable future where the cost of making such hydrocarbons available for production should be relatively small compared to the cost of a new well; and

             (ii) "undeveloped reserves" which are those proved reserves reasonably expected to be recovered from new wells on undrilled acreage, from existing wells where a relatively large expenditure is required, and from acreage for which an application of fluid injection or other improved recovery technique is contemplated where the technique has been proved effective by actual tests in the area in the same reservoir. Reserves from undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are included only where it can be demonstrated with reasonable certainty that there is continuity of production from the existing productive formation.

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

                    RYDER SCOTT COMPANY PETROLEUM ENGINEERS

     In accordance with the requirements of FASB 69, our estimates of future cash inflows, future costs, and future net cash inflows before income tax, as well as our estimated reserves quantities, as of December 31, 1995 from this report are presented below.

                                                          AS OF DECEMBER 31, 1995
                                        ----------------------------------------------------------
                                              NET PROFITS ROYALTIES
                                        ----------------------------------
                                         ROYALTY       WORKING                   WASSON
                                        INTERESTS     INTERESTS     TOTALS      ROYALTIES    TOTALS
                                     ---------     ---------     ------      ---------    ------
Total Proved
  Future Cash Inflows (M$)...........      17,604      19,438       37,042       81,027      118,069
  Future Costs
     Production (M$).................           0           0            0        6,266        6,266
     Development (M$)................           0           0            0            0            0
                                        ---------      -------   ---------     ---------   ---------
           Total Costs (M$)..........           0           0            0        6,266        6,266
  Future Net Cash Inflows Before
     Income Tax (M$).................      17,604      19,438       37,042       74,761      111,803
  Present Value at 10% Before Income
     Tax (M$)........................      11,877      12,376       24,253       45,485       69,738
Proved Net Developed Reserves
  Liquids -- (MBbls).................         677         520        1,197        4,440        5,637
  Gas (MMCF).........................       3,015       5,209        8,224            0        8,224
Proved Net Undeveloped Reserves
  Liquids (Mbbls)....................           0           0            0            0            0
  Gas (MMCF).........................           0           0            0            0            0
                                        ---------      -------   ---------     ---------   ---------
Total Proved Net Reserves
  Liquids (MBbls)....................         677         520        1,197        4,440        5,637
  Gas (MMCF).........................       3,015       5,209        8,224            0        8,224


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

     Santa Fe furnished us gas prices in effect at December 31, 1995 and with its forecasts of future gas prices which take into account Securities and Exchange Commission guidelines, current market prices, regulations under the Natural Gas Policy Act of 1978 and the Gas Decontrol Act of 1989, contract prices and fixed and determinable price escalations where applicable. In accordance with Securities and Exchange Commission guidelines, the future gas prices used in this report make no allowances for future gas price increases which may occur as a result of inflation nor do they account for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be different than December gas prices. In those cases where contract market-out has occurred, the current market price was held constant to depletion of the reserves. In those cases where market-out has not occurred, contract gas prices including fixed and determinable escalations, exclusive of inflation adjustments, were used until the contract expires and then reduced to the current market price for similar gas in the area and held at this reduced price to depletion of the reserves.

     Santa Fe furnished us with liquid prices in effect at December 31, 1995 and these prices were held constant to depletion of the properties. In accordance with Securities and Exchange Commission

                    RYDER SCOTT COMPANY PETROLEUM ENGINEERS

guidelines, changes in liquid prices subsequent to December 31, 1995 were not considered in this report.

     Operating costs for the leases and wells in this report were provided by Santa Fe and include only those costs directly applicable to the leases or wells. When applicable, the operating costs include a portion of general and administrative costs allocated directly to the leases and wells under terms of operating agreements. Development costs were furnished to us by Santa Fe and are based on authorizations for expenditure for the proposed work or actual costs for similar projects. The current operating and development costs were held constant throughout the life of the properties. The estimated net cost of abandonment after salvage was included for all properties where abandonment costs net of salvage, as estimated by Santa Fe, are significant. The estimates of the net abandonment costs furnished by Santa Fe were accepted without independent verification.

     No deduction was made for indirect costs such as general administration and overhead expenses, loan repayments, interest expenses, and exploration and development prepayments. No attempt has been made to quantify or otherwise account for any accumulated gas production imbalances that may exist.

     Our reserve estimates are based upon a study of the properties in which the Trust has interests; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities which may exist nor were any costs included for potential liability to restore and clean up damages, if any, caused by past operating practices. Santa Fe informed us that it has furnished us all of the accounts, records, geological and engineering data and reports and other data required for our investigation. The ownership interest, terms of the Trust, prices, taxes, and other factual data furnished to us in connection with our investigation were accepted as represented. The estimates presented in this report are based on data available through August 1995.

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

                                          Very truly yours,

                                  BY: /s/ RYDER SCOTT COMPANY
                                          PETROLEUM ENGINEERS

                                  BY: /s/ FRED W. ZIEHE, P.E.
                                          Fred W. Ziehe, P.E.
                                          Group Vice President



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

     The supply of gas capable of being produced in the United States has exceeded demand in recent years as a result of decreased demand for gas in response to economic factors, conservation, lower prices for alternative energy sources and other factors. As a result of this excess supply of gas, gas producers have experienced increased competitive pressure and significantly lower prices. Many gas purchasers have reduced their takes from producers below the amounts they were contractually obligated to take or pay at fixed prices in excess of spot prices or have renegotiated their obligations to reflect more market responsive terms. The decline in demand for gas has resulted in many purchasers reducing or ceasing altogether their purchase of new gas. Substantially all of the gas production from the Net Profits Properties is sold at market responsive prices.

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

                            GOVERNMENTAL REGULATION

OIL AND GAS REGULATION

     The production, transportation and sale of oil and gas from the Royalty Properties are subject to or affected by Federal and state governmental regulation, including regulations concerning maximum allowable rates of production, regulation of the terms of service and tariffs charged by gatherers and pipelines, taxes, the prevention of waste, the conservation of oil and gas, pollution controls and various other matters. The United States has governmental power to permit increases in the amount of oil imported from other countries and to impose pollution control measures.

     FEDERAL REGULATION OF GAS. The Net Profits Properties are subject to or affected by the jurisdiction of the Federal Energy Regulatory Commission ("FERC") and the Department of Energy with respect to various aspects of oil and gas operations including marketing and production of oil and gas. The Natural Gas Act and the Natural Gas Policy Act of 1978 (Policy Act) mandate Federal regulation of interstate transportation of gas and impose maximum lawful sales prices for certain domestic gas, depending on the category of the gas and the nature of the sale. In July 1989, however, Congress enacted the Natural Gas Wellhead Decontrol Act of 1989, which eliminated price controls on the "first sale" of all domestic gas effective January 1, 1993. Because "first sales" include typical wellhead sales by producers, all natural gas produced from the Net Profits Properties is being sold at unregulated prices. Notwithstanding "first sale" deregulation, the FERC has retained its traditional jurisdiction over the transportation activities of interstate pipelines and has implemented regulations governing the interstate transportation of gas by intrastate pipelines under Section 311 of the Policy Act.

     Commencing in 1985, the FERC adopted regulatory changes that have significantly altered the transportation, sale and marketing of natural gas. These changes have been intended by the FERC to foster competition by, among other things, transforming the role of interstate pipelines from wholesale aggregators and marketers of gas to the primary role of gas transporters. In that role the interstate pipelines are required to provide open and nondiscriminatory gathering, transportation and transportation-related services to all producers, distributors, marketers and other customers. The latest in FERC's series of orders are its Order Nos. 636 and 636-A, the first of which was issued in April, 1992. Those orders generally opened access to interstate pipelines by requiring the operators of such pipelines to unbundle their transportation services (which historically were combined with their sales services) and allow customers to choose and pay for only those services (such as gathering services, storage services and interruptible and firm transportation services) they require, regardless of whether the customer sells to or purchases gas from such pipelines or from other suppliers. In addition, the orders call for the adoption of an appropriate new ratemaking methodology to determine the rates for these various new services. To implement the orders, the FERC required that each pipeline company develop the specific terms of service applicable to that pipeline in individual restructuring proceedings in which all interested parties could participate. Those proceedings were conducted in 1992 and 1993, so that by the 1993-94 winter heating season virtually all of the major interstate pipelines had FERC orders approving, with modifications, their restructuring filings. With various modifications, the pipelines continue to operate under these new "open access" tariffs.

     In subsequent orders, the FERC largely affirmed the significant features of Order No. 636. However, the Order No. 636 series of orders, as well as the FERC orders approving the individual pipeline restructuring filings, are the subject of numerous appeals to the United States Courts of Appeals. Oral argument before the United States Court of Appeals for the District of Columbia Circuit was held in February 1996 concerning the appeal of numerous features of Order No. 636 and a final decision is expected later in the year. The outcome of such proceedings and the ultimate impact that they may have on the price and marketing of gas production from the Net Profits Properties is uncertain. Nevertheless, and subject to such appeals, these regulations should generally facilitate the transportation of gas produced from the Net Profits Properties and the direct access to end user markets.

     In addition, FERC currently has under consideration various policies and proposals in addition to those discussed above that may affect the marketing of gas under new and existing contracts. For example, the FERC has conducted hearings and issued a number of orders addressing pipeline-performed gathering and what facts and circumstances distinguish unregulated gathering performed by non-pipeline entities from jurisdictional transportation performed by pipelines. As a result of this process, the FERC has issued a number of orders authorizing the interstate pipelines to "spin down" to unregulated affiliates or to "spin off" to third parties their gathering facilities. Various groups, including producer groups, have objected to this action on the ground that FERC deregulation of interstate pipeline-related gathering could imperil open access and allow monopolization to occur. Moreover, the FERC recently initiated a rulemaking on alternative methods of pipeline rate regulation, including market-based rates and so-called "incentive rates" which could displace its historic reliance on cost-of-service rate regulation for regulated entities such as pipelines and gas storers. With respect to these and other FERC initiatives, the full impact that any such action or new regulations issued thereunder by FERC may have on the Net Profits Properties cannot be predicted.

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

     STATE REGULATION. Many state jurisdictions have at times imposed limitations on the production of gas premised on conservation concerns and the protection of correlative rights by such methods as restricting the rate of flow for gas wells below their actual capacity to produce and by imposing acreage limitations for the drilling of a well. States may also impose additional regulation of these matters. Most states regulate the production and sale of oil and gas, including requirements for obtaining drilling permits, the method of developing new fields, provisions for the unitization or pooling of oil and gas properties, the spacing, operation, plugging and abandonment of wells and the prevention of waste of oil and gas resources. The rate of production may be regulated and the maximum daily production allowable from oil and gas wells may be established on a market demand or conservation basis or both.

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

     SUPERFUND.   The Comprehensive Environmental Response, Compensation and
Liability Act ("CERCLA"), also known as the "superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner and operator of a site and companies that disposed or arranged for the disposal of the hazardous substance found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs of such action. In the course of their operations, the operators of the Royalty Properties have generated and will generate wastes that may fall within CERCLA's definition of "hazardous substances." Santa Fe or the operators of the Royalty Properties may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been disposed.

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

     OSHA. The operators of the Royalty Properties are subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and similar state statutes require an operator to organize information about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local government authorities and local citizens.

ITEM 2.  PROPERTIES.

     Reference is made to Item 1 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings to which the Trust is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the year ended December 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED HOLDER MATTERS.

     The Depositary Units are traded on the New York Stock Exchange -- ticker symbol SFF. The high and low closing sales prices and distributions for each quarter in the years ended December 31, 1995 and 1994 were as follows (in dollars):
                                        CLOSING SALES PRICES
                                        --------------------    DISTRIBUTION
                                           LOW        HIGH          PAID
                                        ---------   ---------   ------------
1995
  First Quarter......................     15.500     17.875         0.40
  Second Quarter.....................     17.000     18.375         0.40
  Third Quarter......................     18.750     17.250         0.40
  Fourth Quarter.....................     17.125     18.375         0.40
1994
  First Quarter......................     19.250     21.750         0.40
  Second Quarter.....................     17.500     19.750         0.40
  Third Quarter......................     17.325     19.325         0.40
  Fourth Quarter.....................     14.500     18.325         0.40

     At March 25, 1996, the 6,300,000 Depositary Units outstanding were held by 368 holders of record.

ITEM 6.  SELECTED FINANCIAL DATA.
                                                  1995       1994       1993
                                                 -------    -------    -------
                                                    (THOUSANDS OF DOLLARS,
                                                       EXCEPT AS NOTED)
Period Ended December 31:
  Distributable Cash......................        10,080     10,080     10,781
  Distributable Cash per Trust Unit
     (in dollars).........................       1.60000    1.60000    1.71116

At December 31:
  Investment in Royalty Interests, net....        57,675     67,377     77,356
  Trust Corpus............................        57,654     67,392     77,301

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL; LIQUIDITY AND CAPITAL RESOURCES

     Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992 with Texas Commerce Bank National Association as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the "Royalty Properties") conveyed to the Trust by Santa Fe Energy Resources, Inc. ("Santa Fe"). The Trust is a passive entity with the Trustee's primary responsibility being the collection and distribution of proceeds from the Royalty Interests and the payment of Trust liabilities and expenses (see
Note 1 to the financial statements of the Trust). The Royalty Interests consist of two term royalty interests in two production units (the Wasson ODC Unit and the Wasson Willard Unit) in the Wasson field in west Texas (the "Wasson Royalties") and a net profits royalty interest (the "Net Profits Royalties") in certain royalty and working interest properties in a diversified portfolio of properties located predominantly in Texas, Louisiana and Oklahoma (the "Net Profits Properties"). Under the terms of the Trust Agreement, the Trustee cannot engage in any other business or commercial activity or acquire any asset other than the Royalty Interests initially conveyed to the Trust. Therefore, the Royalty Interests are the sole source of funds for the Trust from which to pay expenses and liabilities and make distributions to the holders of the Trust Units. The Trust will be liquidated on or before February 15, 2008 (the "Liquidation Date").
                                       29

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of Support Payments, net of any amounts recouped, is limited to $20.0 million on a revolving basis. Through the end of 1995, Support Payments received by the Trust totalled $2,074,000. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.40 per Trust Unit per quarter.

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

     Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The sales prices of crude oil, which showed improvement from mid-1994 through the Trust's third quarter of 1995, declined in the fourth quarter of 1995 (see Results of Operations).

     Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's average price for natural gas in 1995 was $1.44 per Mcf (excluding the effect of a gas balancing arrangement settlement received during the period, see Results of Operations), significantly lower than the Trust's average price of $1.86 per Mcf for 1994.

                                       30
RESULTS OF OPERATIONS

     Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payments of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the first quarter of 1996 reflects revenues received and costs and expenses paid by Santa Fe in the fourth quarter of 1995. In the first quarter of 1996 the Trust received a payment of $2,660,000 and on February 29, 1996 made a cash distribution of $2,558,000, or $0.40609 per Trust Unit, to unitholders of record on February 14, 1996.

                                     YEAR ENDED DECEMBER 31,            FIRST
                                ----------------------------------     QUARTER
                                    1995        1994        1993         1996
                                ----------  ----------  ----------   -----------
                                                                     (UNAUDITED)
VOLUMES AND PRICES
  Oil Volumes (Bbls)
     Wasson ODC Royalty.......     243,200     197,000     133,200      63,800
     Wasson Willard Royalty...     136,500     140,800     129,857      33,800
     Net Profits Royalties....     301,840     345,255     305,928      76,808
     Support Payments.........      73,749      64,846      --          --
  Gas Volumes (Mcf)
     Net Profits Royalties....   2,727,397   2,977,565   2,972,182     709,290
  Oil Average Prices ($/Bbl)
     Wasson ODC Royalty.......       16.68       15.03       16.85       16.93
     Wasson Willard Royalty...       16.63       14.97       16.95       16.93
     Net Profits Royalties....       15.49       13.47       17.01       15.08
     Support Payments.........       16.35       13.38      --          --
  Gas Average Prices ($/Mcf)
     Net Profits Royalties....        1.40        1.86        1.93        1.43
CASH PROCEEDS AND
 DISTRIBUTABLE CASH (thousands
 of dollars, except as noted)
  Wasson ODC Royalty
     Sales....................       4,056       2,960       2,245       1,080
     Operating Expenses.......        (501)       (697)       (443)       (114)
                                ----------  ----------  ----------   ---------
                                     3,555       2,263       1,802         966
                                ----------  ----------  ----------   ---------
  Wasson Willard Royalty
     Sales....................       2,270       2,108       2,201         572
     Operating Expenses.......        (379)       (222)       (320)        (70)
                                ----------  ----------  ----------   ---------
                                     1,891       1,886       1,881         502
                                ----------  ----------  ----------   ---------
  Net Profits Royalties
     Sales....................       8,583      10,190      10,938       2,175
     Operating Expenses.......      (2,965)     (3,366)     (2,948)       (767)
     Capital Expenditures.....      (1,721)     (1,000)       (313)       (163)
                                ----------  ----------  ----------   ---------
                                     3,897       5,824       7,677       1,245
                                ----------  ----------  ----------   ---------
  Support Payments............       1,206         868      --          --
                                ----------  ----------  ----------   ---------
  Total Royalties.............      10,549      10,841      11,360       2,713
  Administrative Fee to
    Santa Fe..................        (213)       (206)       (183)        (53)
  Trust Formation Costs.......      --            (108)       (271)     --
                                ----------  ----------  ----------   ---------
  Payment Received............      10,336      10,527      10,906       2,660
  Cash Advance From Santa Fe..         190         471          55         100
  Repayment of Cash Advance
     from Santa Fe............        (240)       (451)     --             (25)
  Cash Withheld for Trust
     Expenses.................        (206)       (467)       (180)       (177)
                                ----------  ----------  ----------   ---------
  Distributable Cash..........      10,080      10,080      10,781       2,558
                                ==========  ==========  ==========   =========
  Distributable Cash Per Trust
    Unit (in dollars).........     1.60000     1.60000     1.71116     0.40609
                                ==========  ==========  ==========   =========

     Oil prices improved in 1995, averaging $16.66 per barrel for the Wasson Royalties and $15.49 per barrel for the Net Profits Royalties compared to $15.01 per barrel and $13.47 per barrel, respectively, in 1994. Oil prices in the first quarter of 1996 averaged $16.93 per barrel for the Wasson Royalties and $15.08 per barrel for the Net Profits Royalties.

     Natural gas prices declined in 1995 averaging $1.40 per Mcf compared to $1.86 per Mcf in 1994. Natural gas revenues for 1995 include $135,400 attributable to the settlement of a natural gas balancing arrangement and natural gas volumes include 173,582 Mcf attributable to such settlement. Excluding the effect of the settlement, the average sales price for natural gas in 1995 was approximately $1.44 per Mcf. Natural gas sales prices averaged $1.43 per Mcf in the first quarter of 1996.

     Cash proceeds in 1994 included Support Payments of $868,000, primarily resulting from lower realized oil prices and increased capital expenditures principally related to the drilling of new wells. Cash proceeds in 1995 included Support Payments of $1,206,000, primarily resulting from lower natural gas prices and a continuation of drilling expenditures.

     Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the exploration and development of the Net Profits Properties. Capital expenditures for 1995 total $1,721,000. Capital expenditures are expected to be lower for the year 1996, totalling approximately $500,000. Operating expenses for the Net Profits Royalties averaged $3.92 per barrel of oil equivalent ("BOE") in 1995 ($4.07 per BOE excluding the effect of the volumes associated with the gas balancing settlement) compared to $4.00 per BOE in 1994. Operating expenses averaged $3.94 per BOE in the first quarter of 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                                                                    PAGE IN
                                                                     THIS
                                                                   FORM 10-K
                                                                   ---------
Audited Financial Statements
     Report of Independent Accountants.......................          34
     Statement of Cash Proceeds and Distributable Cash for
       the Years Ended December 31, 1995, 1994 and 1993......          35
     Statement of Assets, Liabilities and Trust Corpus as of
       December 31, 1995 and 1994............................          35
     Statement of Changes in Trust Corpus for the Years Ended
       December 31, 1995, 1994 and 1993......................          36
     Notes to Financial Statements...........................          37
Unaudited Financial Information
     Supplemental Information to the Financial Statements....          40

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

     Not applicable.
                                       32

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Marc J. Shapiro, a director of Santa Fe, is Chairman and Chief Executive Officer of the Trustee. The Trustee is the Agent and a principal lender to Santa Fe under a Second Amended and Restated Revolving Credit Agreement (the "Credit Agreement"). As of March 26, 1996 approximately $6.3 million in letters of credit were outstanding under the Credit Agreement. In the opinion of Santa Fe, the terms of the Credit Agreement and the fees and interest rates thereunder are within the range of normal and customary bank credit transactions involving energy borrowers of similar size and credit.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1)  FINANCIAL STATEMENTS

     The following financial statements are included in this Annual Report on Form 10-K on the pages as indicated:

                                                                    PAGE IN
                                                                     THIS
                                                                   FORM 10-K
                                                                   ---------
Report of Independent Accountants.............................        34
Statement of Cash Proceeds and Distributable Cash for the
  Years Ended December 31, 1995, 1994 and 1993................        35
Statement of Assets, Liabilities and Trust Corpus as of
  December 31, 1995 and 1994..................................        35
Statement of Changes in Trust Corpus for the Years Ended
  December 31, 1995, 1994 and 1993............................        36
Notes to Financial Statements.................................        37

  (a)(2)  SCHEDULES

     Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

  (a)(3)  EXHIBITS

     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                        SEC FILE OR
                                                       REGISTRATION     EXHIBIT
                                                          NUMBER        NUMBER
                                                       ------------     -------
      3(a)*    Form of Trust Agreement of Santa Fe
                 Energy Trust........................    33-51760         3.1
      4(a)*    Form of Custodial Deposit
                 Agreement...........................    33-51760         4.2
      4(b)*    Form of Secure Principal Energy
                 Receipt (included as Exhibit A to
                 Exhibit 4(a)).......................    33-51760         4.1
     10(a)*    Form of Net Profits Conveyance
                 (Multi-State).......................    33-51760        10.1
     10(b)*    Form of Wasson Conveyance.............    33-51760        10.2
     10(c)*    Form of Louisiana Mortgage............    33-51760        10.3

  (b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the year ended December 31, 1995.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of the Santa Fe Energy Trust at December 31, 1995 and 1994, the cash proceeds and distributable cash for the years ended December 31, 1995, 1994 and 1993 and the changes in trust corpus for the years ended December 31, 1995, 1994 and 1993, on the basis of accounting described in Note 2.

PRICE WATERHOUSE LLP

Houston, Texas
March 28, 1996
                                       34

                             SANTA FE ENERGY TRUST
               STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH
                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                                               YEAR ENDED DECEMBER 31,
                                          --------------------------------
                                            1995        1994        1993
                                          --------    ---------   --------
Royalty Income
     ODC Royalty.....................     $  4,761    $  3,131   $   1,802
     Willard Royalty.................        1,891       1,886       1,881
     Net Profits Royalty.............        3,897       5,824       7,677
                                          --------    ---------   --------
Total Royalties......................       10,549      10,841      11,360
Administrative Fee to Santa Fe Energy
  Resources, Inc.....................         (213)       (206)       (183)
Trust Formation Costs................         --          (108)       (271)
Advances from Santa Fe Energy
  Resources, Inc.....................          190         471          55
Repayment of Advances from Santa Fe
  Energy Resources, Inc..............         (240)       (451)      --
Cash Withheld for Trust Expenses.....         (206)       (467)       (180)
                                          --------    --------    --------
Distributable Cash...................     $ 10,080    $ 10,080    $ 10,781
                                          ========    ========    ========
Distributable Cash per Trust Unit (in
  dollars)...........................     $1.60000    $1.60000    $1.71116
                                          ========    ========    ========
Trust Units Outstanding (thousands)..        6,300       6,300       6,300
                                          ========    ========    ========

               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                             (DOLLARS IN THOUSANDS)

                                              DECEMBER 31,
                                       ---------------------------
                                         1995             1994
                                       ---------       -----------
                           ASSETS
Current Assets
     Cash............................  $       4       $        90
                                       ---------       -----------
Investment in Royalty Interests, at
  cost...............................     87,276            87,276
Less: Accumulated Amortization.......    (29,601)          (19,899)
                                       ---------       -----------
                                          57,675            67,377
                                       ---------       -----------
                                       $  57,679       $    67,467
                                       =========       ===========

                LIABILITIES AND TRUST CORPUS
Advance from Santa Fe Energy
  Resources, Inc.....................  $      25       $        75
Trust Corpus (6,300,000 Trust Units
  issued and outstanding)............     57,654            67,392
                                       ---------       -----------
                                       $  57,679       $    67,467
                                       =========       ===========

   The accompanying notes are an integral part of these financial statements.

                             SANTA FE ENERGY TRUST
                      STATEMENT OF CHANGES IN TRUST CORPUS
                           (IN THOUSANDS OF DOLLARS)

Balance at December 31, 1992.........  $  87,277
  Cash Proceeds......................     10,906
  Cash Distributions.................    (10,781)
  Trust Expenses.....................       (181)
  Amortization of Royalty
     Interests.......................     (9,920)
                                       ---------
Balance at December 31, 1993.........     77,301
  Cash Proceeds......................     10,527
  Cash Distributions.................    (10,080)
  Trust Expenses.....................       (377)
  Amortization of Royalty
     Interests.......................     (9,979)
                                       ---------
Balance at December 31, 1994.........     67,392
  Cash Proceeds......................     10,336
  Cash Distributions.................    (10,080)
  Trust Expenses.....................       (292)
  Amortization of Royalty
     Interests.......................     (9,702)
                                       ---------
Balance at December 31, 1995.........  $  57,654
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

(2)  BASIS OF ACCOUNTING

     The financial statements of the Trust are prepared on the cash basis of accounting for revenues and expenses. Royalty income is recorded when received (generally during the quarter following the end of the quarter in which the income from the Royalty Properties is received by Santa Fe) and is net of any cash basis exploration and development expenditures and amounts reserved for any future exploration and development costs. Expenses of the Trust, which will include accounting, engineering, legal, and other professional fees, Trustee fees, an administrative fee paid to Santa Fe and out-of-pocket expenses, are recognized when paid. Under generally accepted accounting principles, revenues and expenses would be recognized on an accrual basis. Amortization of the Trust's investment in Royalty Interests is recorded using the unit-of-production method in the period in which the cash is received with respect to such production.
                                       37

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

     During 1994 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $447,000, a portion of which was used to repay the advances received from Santa Fe in 1993. In order to pay current Trust expenses, during 1994 Santa Fe advanced the Trust $471,000, of which $75,000 was due to Santa Fe at December 31, 1994. During 1995 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $256,000, a portion of which was used to repay the advances received from Santa Fe in 1994. In order to pay current Trust expenses, during 1995 Santa Fe advanced the Trust $190,000, of which $25,000 was due to Santa Fe at December 31, 1995.

     In the fourth quarter of 1995 the Trust adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). The adoption of FAS 121 had no effect on the Trust's financial statements.

     The preparation of the Trust's financial statements requires the use of certain estimates. Actual results may differ from such estimates.

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter (two-thirds of such amount for the period ended December 31, 1992). Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped, will be limited to $20,000,000 on a revolving basis. As of December 31, 1995 the Trust had received support payments totalling $2,074,000.

                             SANTA FE ENERGY TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(4)  DISTRIBUTIONS TO TRUST UNIT HOLDERS

     The Trust has received royalty payments and made distributions as follows (in thousands of dollars, except as noted):

                                                         DISTRIBUTIONS
                                        ROYALTY     ------------------------
                                        PAYMENT               PER TRUST UNIT
                                        RECEIVED    AMOUNT     (IN DOLLARS)
                                        --------    ------    --------------
1993
     First quarter...................     1,937      1,937        0.30753
     Second quarter..................     2,990      2,940        0.46660
     Third quarter...................     3,193      3,118        0.49485
     Fourth quarter..................     2,786      2,786        0.44218
                                         ------     ------        -------
           Total year................    10,906     10,781        1.71116
                                         ======     ======        =======
1994
     First quarter (a)...............     2,575      2,520        0.40000
     Second quarter(b)...............     2,670      2,520        0.40000
     Third quarter...................     2,670      2,520        0.40000
     Fourth quarter..................     2,612      2,520        0.40000
                                         ------     ------        -------
                                         10,527     10,080        1.60000
                                         ======     ======        =======
1995
     First quarter(c)................     2,600      2,520        0.40000
     Second quarter..................     2,606      2,520        0.40000
     Third quarter(d)................     2,535      2,520        0.40000
     Fourth quarter(e)...............     2,595      2,520        0.40000
                                         ------     ------        -------
                                         10,336     10,080        1.60000
                                         ======     ======        =======
------------
(a) Includes a Support Payment of $362,000, or $0.05750 per Trust Unit.

(b) Includes a Support Payment of $506,000, or $0.08027 per Trust Unit.

(c) Includes a Support Payment of $677,000, or $0.10740 per Trust Unit.

(d) Includes a Support Payment of $301,000, or $0.04776 per Trust Unit.

(e) Includes a Support Payment of $228,000, or $0.03629 per Trust Unit.

          SUPPLEMENTAL INFORMATION TO FINANCIAL STATEMENTS (UNAUDITED)

OIL AND GAS RESERVES

     The following table sets forth the Royalty Interests" proved oil and gas reserves (all located in the United States) at December 31, 1995, 1994, 1993 and 1992 prepared by Ryder Scott Company, independent petroleum consultants. Proved reserve quantities for each of the Wasson Royalties are calculated by multiplying the net revenue interest attributable to each of the Wasson Royalties in effect for a given year by the total amount of oil estimated to be economically recoverable from the respective production units (subject to limitation by applicable maximum quarterly production amounts). Reserve quantities are calculated differently for the Net Profits Royalties because such interests do not entitle the Trust to a specific quantity of oil or gas but to the Net Proceeds derived therefrom. Proved reserves attributable to the Net Profits Royalties are calculated by deducting from estimated quantities of oil and gas reserves an amount of oil and gas sufficient, if sold at the prices used in preparing the reserve estimates for the Net Profits Royalties, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Royalties. Accordingly, the reserves presented for the Net Profits Royalties reflect quantities of oil and gas that are free of future costs or expenses if the price and cost assumptions set forth in the applicable reserve report occur.

                                         CRUDE OIL AND       NATURAL GAS
                                        LIQUIDS (MBBLS)        (MMCF)
                                        ---------------      -----------
Proved reserves at December 31,
  1992...............................        7,258              12,638
     Revisions to previous
        estimates....................        1,169               1,351
     Extensions, discoveries and
        other additions..............            9                 230
     Production......................         (667)             (3,098)
                                           -------           ---------
Proved reserves at December 31,
  1993...............................        7,769              11,121
     Revisions to previous
        estimates....................         (382)              2,133
     Extensions, discoveries and
        other additions..............            7                 516
     Production......................         (769)             (2,962)
                                           -------           ---------
Proved reserves at December 31,
  1994...............................        6,625              10,808
     Revisions to previous
        estimates....................         (266)                 48
     Extensions, discoveries and
        additions....................            4                 107
     Production......................         (726)             (2,739)
                                           -------           ---------
Proved reserves at December 31,
  1995...............................        5,637               8,224
                                           =======           =========
Proved developed reserves at
  December 31,
     1992............................        7,169              12,500
     1993............................        7,765              10,900
     1994............................        6,622              10,672
     1995............................        5,637               8,224

     Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.
                                       40

ESTIMATED PRESENT VALUE OF FUTURE NET CASH FLOWS

     Estimated future net cash flows from the Royalty Interests" proved oil and gas reserves at December 31, 1995, 1994 and 1993 are presented in the following table (in thousands of dollars):
                                                DECEMBER 31,
                                       -------------------------------
                                         1995       1994       1993
                                       ---------  ---------  ---------
Net future cash flows................    111,803    112,380    107,544
Discount at 10% for timing of cash
  flows..............................    (42,065)   (44,144)   (42,228)
                                       ---------  ---------  ---------
Present value of future net cash
  flows for proved reserves..........     69,738     68,236     65,316
                                       =========  =========  =========

     The following table sets forth the changes in the present value of estimated future net cash flows from proved reserves (in thousands of dollars):

                                         1995       1994       1993
                                       ---------  ---------  ---------
Balance at beginning of year.........     68,236     65,316     78,502
                                       ---------  ---------  ---------
     Royalties, net of related
       property taxes (a)............    (10,549)   (10,760)   (12,123)
     Extensions, discoveries and
       other additions...............        155        725        733
     Net changes in prices and
       costs.........................      9,493     13,551    (19,307)
     Changes in estimated volumes....     (4,146)    (6,905)     9,866
     Interest factor -- accretion of
       discount......................      6,549      6,309      7,645
                                       ---------  ---------  ---------
                                           1,502      2,920    (13,186)
                                       ---------  ---------  ---------
Balance at end of year...............     69,738     68,236     65,316
                                       =========  =========  =========
------------
(a) Relates to the operations of the Royalty Properties for the calendar years ended December 31, 1995, 1994 and 1993. The proceeds related to such operations were received by the Trust during the second, third and fourth quarters of the year indicated and the first quarter of the subsequent year.

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

     The information presented with respect to estimated future net revenues and cash flows and the present value thereof is not intended to represent the fair value of oil and gas reserves. Actual future sales prices and production and development costs may vary significantly from those in effect at December 31, 1995, 1994 and 1993 and actual future production may not occur in the periods or amounts projected. This information is presented to allow a reasonable comparison of reserve values prepared using standardized measurement criteria and should be used only for that purpose.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR L5(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 28TH DAY OF MARCH, 1996.
                                        SANTA FE ENERGY TRUST

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

                           SANTA FE ENERGY TRUST
                           P.O. Box 4717
                           Houston, Texas 77210-4717

                                 EXHIBIT INDEX


                                                        SEC FILE OR
                                                       REGISTRATION     EXHIBIT
                                                          NUMBER        NUMBER
                                                       ------------     -------
      3(a)*    Form of Trust Agreement of Santa Fe
                 Energy Trust........................    33-51760         3.1
      4(a)*    Form of Custodial Deposit
                 Agreement...........................    33-51760         4.2
      4(b)*    Form of Secure Principal Energy
                 Receipt (included as Exhibit A to
                 Exhibit 4(a)).......................    33-51760         4.1
     10(a)*    Form of Net Profits Conveyance
                 (Multi-State).......................    33-51760        10.1
     10(b)*    Form of Wasson Conveyance.............    33-51760        10.2
     10(c)*    Form of Louisiana Mortgage............    33-51760        10.3
     27        Financial Data Schedule                                   27