Form 10-Q
period 1996-03-31
SANTA FE ENERGY TRUST
filed 1996-05-14
CIK 893486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                               Yes [X]  No ____

           Depository Units outstanding at May 14, 1996 -- 6,300,000

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             SANTA FE ENERGY TRUST
         STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                       ----------------------
                                          1996        1995
                                       ----------  ----------
Royalty Income
     ODC Royalty.....................  $      966  $    1,337
     Willard Royalty.................         502         386
     Net Profits Royalty.............       1,245         929
                                       ----------  ----------
Total Royalties......................       2,713       2,652
Administrative Fee to Santa Fe.......         (53)        (52)
Advance from Santa Fe Energy
  Resources, Inc. ...................         100          90
Repayment of Advance from Santa Fe
  Energy Resources, Inc. ............         (25)        (80)
Cash Withheld for Trust Expenses.....        (177)        (90)
                                       ----------  ----------
Distributable Cash...................  $    2,558  $    2,520
                                       ==========  ==========
Distributable Cash per Trust Unit (in
  dollars)...........................     0.40609     0.40000
                                       ==========  ==========
Trust Units Outstanding
(thousands)..........................       6,300       6,300
                                       ==========  ==========

               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                             (DOLLARS IN THOUSANDS)

                                         MARCH 31,     DECEMBER 31,
                                           1996            1995
                                        -----------    ------------
                                        (UNAUDITED)
                              ASSETS
Current Assets
  Cash...............................    $      21       $      4
                                        -----------    ------------
Investment in Royalty Interests, at
  cost...............................       87,276         87,276
Less: Accumulated Amortization.......      (32,023)       (29,601)
                                        -----------    ------------
                                            55,253         57,675
                                        -----------    ------------
                                         $  55,274       $ 57,679
                                        ===========    ============

                          LIABILITIES AND TRUST CORPUS
Advance from Santa Fe Energy
  Resources, Inc.....................    $     100       $     25
Trust Corpus (6,300,000 Trust Units
  issued and outstanding)............       55,174         57,654
                                        -----------    ------------
                                         $  55,274       $ 57,679
                                        ===========    ============

    The accompanying notes are an integral part of these financial statements.

                             SANTA FE ENERGY TRUST
                STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

Balance at December 31, 1995.........  $  57,654
  Cash Proceeds......................      2,660
  Cash Distributions.................     (2,558)
  Trust Expenses.....................       (160)
  Amortization of Royalty
     Interests.......................     (2,422)
                                       ---------
Balance at March 31, 1996............  $  55,174
                                       =========

Balance at December 31, 1994.........  $  67,392
  Cash Proceeds......................      2,600
  Cash Distributions.................     (2,520)
  Trust Expenses.....................        (99)
  Amortization of Royalty
     Interests.......................     (2,560)
                                       ---------
Balance at March 31, 1995............  $  64,813
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

(2)  BASIS OF ACCOUNTING

     The financial statements of the Trust are prepared on the cash basis of accounting for revenues and expenses. Royalty income is recorded when received (generally during the quarter following the end of the quarter in which the income from the Royalty Properties is received by Santa Fe) and is net of any cash

                             SANTA FE ENERGY TRUST
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

basis exploration and development expenditures and amounts reserved for any future exploration and development costs. Expenses of the Trust, which will include accounting, engineering, legal, and other professional fees, Trustee fees, an administrative fee paid to Santa Fe and out-of-pocket expenses, are recognized when paid. Under generally accepted accounting principles, revenues and expenses would be recognized on an accrual basis. Amortization of the Trust"s investment in Royalty Interests is recorded using the unit-of-production method in the period in which the cash is received with respect to such production.

     The conveyance of the Royalty Interests to the Trust was accounted for as a purchase transaction. The $87,276,000 reflected in the Statement of Assets and Trust Corpus as Investment in Royalty Interests represents 6,300,000 Trust Units valued at $20 per unit less the $38,724,000 paid for the Treasury obligations. The carrying value of the Trust"s investment in the Royalty Interests is not necessarily indicative of the fair value of such Royalty Interests.

     The Trust is a grantor trust and as such is not subject to income taxes and accordingly no recognition has been given to income taxes in the Trust's financial statements. The tax consequences of owning Trust Units are included in the income tax returns of the individual Trust Unit holders.

     During 1995 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $256,000, a portion of which was used to repay advances received from Santa Fe in 1994. In order to pay current Trust expenses, during 1995 Santa Fe advanced the Trust $190,000, of which $25,000 was due to Santa Fe at December 31, 1995. During the first quarter of 1996 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $102,000, a portion of which was used to repay advances received from Santa Fe. In order to pay current Trust expenses, during the first quarter of 1996 Santa Fe advanced the Trust $100,000, which was due to Santa Fe at March 31, 1996.

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter (two-thirds of such amount for the period ended December 31, 1992). Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be

                             SANTA FE ENERGY TRUST
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped, will be limited to $20,000,000 on a revolving basis. As of March 31, 1996 the Trust had received Support Payments totalling $2,074,000.

(4)  DISTRIBUTIONS TO TRUST UNIT HOLDERS

     The Trust has received royalty payments and made distributions as follows (in thousands of dollars, except as noted):

                                                         DISTRIBUTIONS
                                        ROYALTY     ------------------------
                                        PAYMENT               PER TRUST UNIT
                                        RECEIVED    AMOUNT     (IN DOLLARS)
                                        --------    ------    --------------
1995
     First quarter(a)................     2,600      2,520        0.40000
     Second quarter..................     2,606      2,520        0.40000
     Third quarter(b)................     2,535      2,520        0.40000
     Fourth quarter(c)...............     2,595      2,520        0.40000
                                        --------    ------    --------------
                                         10,336     10,080        1.60000
                                        ========    ======    ==============
1996
     First quarter...................     2,660      2,558        0.40609
- ------------
     (a) Includes a Support Payment of $677,000, or $0.10740 per Trust Unit.

     (b) Includes a Support Payment of $301,000, or $0.04776 per Trust Unit.

     (c) Includes a Support Payment of $228,000, or $0.03629 per Trust Unit.

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of Support Payments, net of any amounts recouped, is limited to $20.0 million on a revolving basis. Through the end of the first quarter of 1996, Support Payments received by the Trust totalled $2,074,000.

     Santa Fe is entitled to recoup Support Payments in quarters in which the Trust distributions would exceed $0.45 per Trust Unit. The total amount available for distribution in the second quarter of 1996 is $2,952,000, or $0.46850 per Trust Unit. Accordingly, Santa Fe will recoup $117,000, or $0.01850 per Trust Unit, and $2,835,000, or $0.45000 per Trust Unit, will be distributed to unitholders. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.40 per Trust Unit per quarter.

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

     Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The sales prices of crude oil, which declined in the fourth quarter of 1995, showed improvement in 1996 (see Results of Operations).

     Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's average price for natural gas, which was $1.43 per Mcf in the first quarter of 1996, increased to $1.79 per Mcf in the second quarter of 1996 (see Results of Operations).

RESULTS OF OPERATIONS

     Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payments of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the second quarter of 1996 reflects revenues received and costs and expenses paid by Santa Fe in the first quarter of 1996. On May 31, 1996 the Trust will make a cash distribution of $2,835,000, or $0.45000 per Trust Unit, to unitholders of record on May 15, 1996.
                                       8

                                        THREE MONTHS ENDED
                                            MARCH 31,            SECOND
                                       --------------------      QUARTER
                                         1996       1995          1996
                                       ---------  ---------     ---------
VOLUMES AND PRICES
  Oil Volumes (Bbls)
     Wasson ODC Royalty..............     63,800     51,800        64,600
     Wasson Willard Royalty..........     33,800     35,100        32,400
     Net Profits Royalties...........     76,808     73,824        79,732
     Support Payments................       --       42,879          --
  Gas Volumes (Mcf)
     Net Profits Royalties...........    709,290    698,032       674,372
  Oil Average Prices ($/Bbl)
     Wasson ODC Royalty..............      16.93      15.78         18.67
     Wasson Willard Royalty..........      16.93      15.77         18.67
     Net Profits Royalties...........      15.08      14.62         15.71
     Support Payments................        --       15.78           --
  Gas Average Prices ($/Mcf)
     Net Profits Royalties...........       1.43       1.53          1.79
CASH PROCEEDS AND DISTRIBUTABLE CASH
  (thousands of
  dollars, except as noted)
  Wasson ODC Royalty
     Sales...........................      1,080        817         1,206
     Operating Expenses..............       (114)      (157)         (125)
                                       ---------  ---------     ---------
                                             966        660         1,081
                                       ---------  ---------     ---------
  Wasson Willard Royalty
     Sales...........................        572        554           605
     Operating Expenses..............        (70)      (168)          (53)
                                       ---------  ---------     ---------
                                             502        386           552
                                       ---------  ---------     ---------
  Net Profits Royalties
     Sales...........................      2,175      2,172         2,456
     Operating Expenses..............       (767)      (729)         (902)
     Capital Expenditures............       (163)      (514)          (81)
                                       ---------  ---------     ---------
                                           1,245        929         1,473
                                       ---------  ---------     ---------
  Support Payments (Recoupments).....     --            677          (117)
                                       ---------  ---------     ---------
  Total Royalties....................      2,713      2,652         2,989
  Administrative Fee to Santa Fe.....        (53)       (52)          (54)
                                       ---------  ---------     ---------
  Payment Received...................      2,660      2,600         2,935
  Cash Advance From Santa Fe.........        100         90           100
  Repayment of Cash Advance from
     Santa Fe........................        (25)       (80)         (100)
  Cash Withheld for Trust Expenses...       (177)       (90)         (100)
                                       ---------  ---------     ---------
  Distributable Cash.................      2,558      2,520         2,835
                                       =========  =========     =========
  Distributable Cash Per Trust Unit
     (in dollars)....................    0.40609    0.40000       0.45000
                                       =========  =========     =========

     Oil prices improved in the first quarter of 1996, averaging $16.93 per barrel for the Wasson Royalties and $15.08 per barrel for the Net Profits Royalties compared to $15.78 per barrel and $14.62 per barrel, respectively, in the first quarter of 1995. Oil prices in the second quarter of 1996 average $18.67 per barrel for the Wasson Royalties and $15.71 per barrel for the Net Profits Royalties.

     Natural gas prices declined in the first quarter of 1996 averaging $1.43 per Mcf compared to $1.53 per Mcf in the first quarter of 1995. Natural gas sales prices increased to an average of $1.79 per Mcf in the second quarter of 1996.

     Cash proceeds in the first quarter of 1995 included a Support Payment of $677,000, primarily resulting from low natural gas prices and a continuation of drilling expenditures. In the second quarter of 1996 Santa Fe will recoup Support Payments totalling $117,000, or $.001850 per Trust Unit (see -- General; Liquidity and Capital Resources).

     Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the exploration and development of the Net Profits Properties. Capital expenditures for the first quarter of 1996 totalled $163,000 and are expected to total approximately $1,000,000 for the year 1996. Operating expenses for the Net Profits Royalties averaged $3.94 per barrel of oil equivalent ("BOE") in the first quarter of 1996 compared to $3.84 per BOE in the first quarter of 1995. Operating expenses per BOE averaged $4.69 in the second quarter of 1996 primarily due to higher property taxes.

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

Date:  May 14, 1996

     The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.