Form 10-Q
period 1996-06-30
SANTA FE ENERGY TRUST
filed 1996-08-13
CIK 893486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                                Yes [X]   No [ ]

          Depository Units outstanding at August 12, 1996 -- 6,300,000

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             SANTA FE ENERGY TRUST
         STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30,                JUNE 30,
                                       ----------------------  ----------------------
                                          1996        1995        1996        1995
                                       ----------  ----------  ----------  ----------
Royalty Income
     ODC Royalty.....................  $    1,081  $      921  $    2,047  $    2,258
     Willard Royalty.................         552         466       1,054         852
     Net Profits Royalty.............       1,473       1,273       2,718       2,202
Support Payment Recoupments..........        (117)     --            (117)     --
                                       ----------  ----------  ----------  ----------
Total Royalties......................       2,989       2,660       5,702       5,312
Administrative Fee to Santa Fe.......         (54)        (54)       (107)       (106)
Advance from Santa Fe Energy
  Resources, Inc. ...................         100      --             200          90
Repayment of Advance from Santa Fe
  Energy Resources, Inc. ............        (100)        (70)       (125)       (150)
Cash Withheld for Trust Expenses.....        (100)        (16)       (277)       (106)
                                       ----------  ----------  ----------  ----------
Distributable Cash...................  $    2,835  $    2,520  $    5,393  $    5,040
                                       ==========  ==========  ==========  ==========
Distributable Cash per Trust Unit (in
  dollars)...........................     0.45000     0.40000     0.85609     0.80000
                                       ==========  ==========  ==========  ==========
Trust Units Outstanding
(thousands)..........................       6,300       6,300       6,300       6,300
                                       ==========  ==========  ==========  ==========

               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                             (DOLLARS IN THOUSANDS)

                                         JUNE 30,      DECEMBER 31,
                                           1996            1995
                                        -----------    ------------
                                        (UNAUDITED)
                              ASSETS
Current Assets
  Cash...............................    $       1       $      4
                                        -----------    ------------
Investment in Royalty Interests, at
  cost...............................       87,276         87,276
Less: Accumulated Amortization.......      (34,388)       (29,601)
                                        -----------    ------------
                                            52,888         57,675
                                        -----------    ------------
                                         $  52,889       $ 57,679
                                        ===========    ============

                   LIABILITIES AND TRUST CORPUS

Advance from Santa Fe Energy
  Resources, Inc.....................    $     100       $     25
Trust Corpus (6,300,000 Trust Units
  issued and outstanding)............       52,789         57,654
                                        -----------    ------------
                                         $  52,889       $ 57,679
                                        ===========    ============

   The accompanying notes are an integral part of these financial statements.

                             SANTA FE ENERGY TRUST
                STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

Balance at December 31, 1995.........  $  57,654
  Cash Proceeds......................      5,595
  Cash Distributions.................     (5,393)
  Trust Expenses.....................       (280)
  Amortization of Royalty
     Interests.......................     (4,787)
                                       ---------
Balance at June 30, 1996.............  $  52,789
                                       =========
Balance at December 31, 1994.........  $  67,392
  Cash Proceeds......................      5,206
  Cash Distributions.................     (5,040)
  Trust Expenses.....................       (181)
  Amortization of Royalty
     Interests.......................     (4,783)
                                       ---------
Balance at June 30, 1995.............  $  62,594
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

     During 1995 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $256,000, a portion of which was used to repay advances received from Santa Fe in 1994. In order to pay current Trust expenses, during 1995 Santa Fe advanced the Trust $190,000, of which $25,000 was due to Santa Fe at December 31, 1995. During the first six months of 1996 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $202,000, a portion of which was used to repay advances received from Santa Fe. In order to pay current Trust expenses, during the first six months of 1996 Santa Fe advanced the Trust $200,000, of which $100,000 was due to Santa Fe at June 30, 1996.

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter (two-thirds of such amount for the period ended December 31, 1992). Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. Santa Fe is entitled to recoup Support Payments in quarters in which the Trust distribution would exceed $0.45 per Trust Unit.

The aggregate of the Support Payments, net of any amounts recouped, is limited to $20,000,000 on a revolving basis. As of June 30, 1996 the Trust had received Support Payments, net of recoupments, totalling $1,957,000.

(4)  DISTRIBUTIONS TO TRUST UNIT HOLDERS

     The Trust has received royalty payments and made distributions as follows (in thousands of dollars, except as noted):

                                                         DISTRIBUTIONS
                                        ROYALTY     ------------------------
                                        PAYMENT               PER TRUST UNIT
                                        RECEIVED    AMOUNT     (IN DOLLARS)
                                        --------    ------    --------------
1995
     First quarter(a)................     2,600      2,520        0.40000
     Second quarter..................     2,606      2,520        0.40000
     Third quarter(b)................     2,535      2,520        0.40000
     Fourth quarter(c)...............     2,595      2,520        0.40000
                                        --------    ------    --------------
                                         10,336     10,080        1.60000
                                        ========    ======    ==============
1996
     First quarter...................     2,660      2,558        0.40609
     Second quarter(d)...............     2,935      2,835        0.45000
- ------------
     (a) Includes a Support Payment of $677,000, or $0.10740 per Trust Unit.

     (b) Includes a Support Payment of $301,000, or $0.04776 per Trust Unit.

     (c) Includes a Support Payment of $228,000, or $0.03629 per Trust Unit.

     (d) Net of Support Payment recoupment of $117,000, or $0.01857 per Trust Unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NOTE REGARDING FORWARED-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward looking statements. Although the Working Interest Owner has advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct.

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of Support Payments, net of any amounts recouped, is limited to $20.0 million on a revolving basis. Santa Fe is entitled to recoup Support Payments in quarters in which the Trust distributions would exceed $0.45 per Trust Unit. The total amount available for distribution in the second quarter of 1996 was $2,952,000, or $0.46850 per Trust Unit. Accordingly, Santa Fe recouped $117,000, or $0.01850 per Trust Unit, and $2,835,000, or $0.45000 per Trust Unit, was distributed to unitholders. As of June 30, 1996 the Trust had received Support Payments, net of recoupments, totalling $1,957,000. In the third quarter of 1996 Santa Fe will recoup $375,000, or $0.05952 per Trust Unit, and $2,835,000, or

$0.45000 per Trust Unit, will be distributed to unitholders. Following such recoupment, the net Support Payments received by the Trust will total $1,582,000. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.40 per Trust Unit per quarter.

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

     Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's average price for natural gas, which was $1.43 per Mcf in the first quarter of 1996, increased to $1.79 per Mcf in the second quarter of 1996 and to $1.98 per Mcf in the third quarter of 1996. (see Results of Operations).

RESULTS OF OPERATIONS

     Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payments of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the third quarter of 1996 reflects revenues received and costs and expenses paid by Santa Fe in the second quarter of 1996. On

August 30, 1996 the Trust will make a cash distribution of $2,835,000, or $0.45 per Trust Unit, to unitholders of record on August 14, 1996.

                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                             JUNE 30,                JUNE 30,              THIRD
                                       --------------------  ------------------------     QUARTER
                                         1996       1995        1996         1995          1996
                                       ---------  ---------  -----------  -----------    ---------
VOLUMES AND PRICES
  Oil Volumes (Bbls)
     Wasson ODC Royalty..............     64,600     63,800      128,400      115,600       64,600
     Wasson Willard Royalty..........     32,400     33,800       66,200       68,900       34,200
     Net Profits Royalties...........     79,732     79,866      156,540      153,690       71,685
     Support Payments................     --         --          --            42,879       --
  Gas Volumes (Mcf)
     Net Profits Royalties...........    674,372    628,493    1,383,662    1,326,525      595,160
  Oil Average Prices ($/Bbl)
     Wasson ODC Royalty..............      18.67      16.54        17.81        16.20        21.31
     Wasson Willard Royalty..........      18.67      16.54        17.78        16.15        21.32
     Net Profits Royalties...........      15.71      15.18        15.40        14.91        18.63
     Support Payments................     --         --          --             15.78       --
  Gas Average Prices ($/Mcf)
     Net Profits Royalties...........       1.79       1.48         1.60         1.50         1.98
CASH PROCEEDS AND DISTRIBUTABLE CASH
  (thousands of dollars, except as
  noted)
  Wasson ODC Royalty
     Sales...........................      1,206      1,055        2,286        1,872        1,377
     Operating Expenses..............       (125)      (134)        (239)        (291)        (131)
                                       ---------  ---------  -----------  -----------    ---------
                                           1,081        921        2,047        1,581        1,246
                                       ---------  ---------  -----------  -----------    ---------
  Wasson Willard Royalty
     Sales...........................        605        559        1,177        1,113          691
     Operating Expenses..............        (53)       (93)        (123)        (261)         (56)
                                       ---------  ---------  -----------  -----------    ---------
                                             552        466        1,054          852          635
                                       ---------  ---------  -----------  -----------    ---------
  Net Profits Royalties
     Sales...........................      2,456      2,176        4,631        4,348        2,555
     Operating Expenses..............       (902)      (706)      (1,669)      (1,435)        (810)
     Capital Expenditures............        (81)      (197)        (244)        (711)        (161)
                                       ---------  ---------  -----------  -----------    ---------
                                           1,473      1,273        2,718        2,202        1,584
                                       ---------  ---------  -----------  -----------    ---------
  Support Payments (Recoupments).....       (117)    --             (117)         677         (375)
                                       ---------  ---------  -----------  -----------    ---------
  Total Royalties....................      2,989      2,660        5,702        5,312        3,090
  Administrative Fee to Santa Fe.....        (54)       (54)        (107)        (106)         (55)
                                       ---------  ---------  -----------  -----------    ---------
  Payment Received...................      2,935      2,606        5,595        5,206        3,035
  Cash Advance From Santa Fe.........        100     --              200           90       --
  Repayment of Cash Advance from
     Santa Fe........................       (100)       (70)        (125)        (150)        (100)
  Cash Withheld for Trust Expenses...       (100)       (16)        (277)        (106)        (100)
                                       ---------  ---------  -----------  -----------    ---------
  Distributable Cash.................      2,835      2,520        5,393        5,040        2,835
                                       =========  =========  ===========  ===========    =========
  Distributable Cash Per Trust Unit
     (in dollars)....................    0.45000    0.40000      0.85609      0.40000      0.45000
                                       =========  =========  ===========  ===========    =========

     Oil prices improved in the second quarter of 1996, averaging $18.67 per barrel for the Wasson Royalties and $15.71 per barrel for the Net Profits Royalties compared to $16.54 per barrel and $15.18 per barrel, respectively, in the second quarter of 1995. Oil prices in the first six months of 1996 averaged $17.80 per barrel for the Wasson Royalties and $15.40 per barrel for the Net Profits Royalties compared to $16.18 per barrel and $14.91 per barrel, respectively, in the first six months of 1995. Oil prices in the third quarter of 1996 average $21.31 per barrel for the Wasson Royalties and $18.63 per barrel for the Net Profits Royalties.

     Natural gas prices increased in 1996 averaging $1.79 per Mcf in the second quarter and $1.60 per Mcf in the first six months compared to $1.48 per Mcf in the second quarter of 1995 and $1.50 per Mcf in the first six months of 1995. Natural gas sales prices increased to an average of $1.98 per Mcf in the third quarter of 1996.

     Cash proceeds in the first quarter of 1995 included a Support Payment of $677,000, primarily resulting from low natural gas prices and a continuation of drilling expenditures. In the second quarter of 1996 Santa Fe recouped Support Payments totalling $117,000, or $.018571 per Trust Unit, and in the third quarter of 1996 Santa Fe will recoup Support Payments totalling $375,000, or $0.05952 per Trust Unit (see -- General; Liquidity and Capital Resources).

     Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the exploration and development of the Net Profits Properties. Capital expenditures for the first six months of 1996 totalled $244,000 and are expected to total approximately $600,000 for the year 1996. Operating expenses for the Net Profits Royalties averaged $4.69 per barrel of oil equivalent ("BOE") in the second quarter of 1996 and $4.74 per BOE in the third quarter of 1996 compared to $3.82 per BOE in the second quarter of 1995, primarily due to higher property taxes.

                                    PART II
                               OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                       SEC File or
                                                      Registration      Exhibit
                                                        Number          Number
                                                      ------------      -------
          3(a)*  Form of Trust Agreement of
                 Santa Fe Energy Trust..................  33-51760        3.1

          4(a)*  Form of Custodial Deposit Agreement....  33-51760        4.2

          4(b)*  Form of Secure Principal Energy
                 Receipt (included as
                 Exhibit A to Exhibit 4(a)).............  33-51760       10.1

         10(a)*  Form of Net Profits Conveyance
                 (Multi-State)..........................  33-51760       10.2

         10(b)*  Form of Wasson Conveyance..............  33-51760       10.3

         10(c)*  Form of Louisiana Mortgage.............  33-51760       10.3

         27      Financial Data Schedule

     (b)  Reports on Form 8-K

          None

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

                                        SANTA FE ENERGY TRUST

                                        By  TEXAS COMMERCE BANK NATIONAL
                                             ASSOCIATION, TRUSTEE

                                        By  /s/   PETE FOSTER
                                                  PETE FOSTER
                                           SENIOR VICE PRESIDENT & TRUST OFFICER

Date:  August 12, 1996

     The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.