Form 10-Q
period 1996-09-30
SANTA FE ENERGY TRUST
filed 1996-11-14
CIK 893486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-11450

                            ------------------------

                             SANTA FE ENERGY TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   TEXAS                               76-6081498
 (STATE OF INCORPORATION OR ORGANIZATION    (I.R.S. EMPLOYER IDENTIFICATION NO.)

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

                                Yes [X]   No [  ]

         Depository Units outstanding at November 1, 1996 -- 6,300,000

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             SANTA FE ENERGY TRUST
         STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                           SEPTEMBER 30,           SEPTEMBER 30,
                                       ----------------------  ----------------------
                                          1996        1995        1996        1995
                                       ----------  ----------  ----------  ----------
Royalty Income
     ODC Royalty.....................  $    1,246  $    1,279  $    3,293  $    3,537
     Willard Royalty.................         635         497       1,689       1,349
     Net Profits Royalty.............       1,584         813       4,302       3,015
Support Payment Recoupments..........        (375)     --            (492)     --
                                       ----------  ----------  ----------  ----------
Total Royalties......................       3,090       2,589       8,792       7,901
Administrative Fee to Santa Fe.......         (55)        (54)       (162)       (160)
Advance from Santa Fe Energy
  Resources, Inc. ...................      --              75         200         165
Repayment of Advance from Santa Fe
  Energy Resources, Inc. ............        (100)        (15)       (225)       (165)
Cash Withheld for Trust Expenses.....        (100)        (75)       (377)       (181)
                                       ----------  ----------  ----------  ----------
Distributable Cash...................  $    2,835  $    2,520  $    8,228  $    7,560
                                       ==========  ==========  ==========  ==========
Distributable Cash per Trust Unit (in
  dollars)...........................     0.45000     0.40000     1.30609     1.20000
                                       ==========  ==========  ==========  ==========
Trust Units Outstanding
(thousands)..........................       6,300       6,300       6,300       6,300
                                       ==========  ==========  ==========  ==========

               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                             (DOLLARS IN THOUSANDS)

                                        SEPTEMBER 30,    DECEMBER 31,
                                            1996             1995
                                        -------------    ------------
                                         (UNAUDITED)
                               ASSETS
Current Assets
  Cash...............................     $      79        $      4
                                        -------------    ------------
Investment in Royalty Interests, at
  cost...............................        87,276          87,276
Less: Accumulated Amortization.......       (36,580)        (29,601)
                                        -------------    ------------
                                             50,696          57,675
                                        -------------    ------------
                                          $  50,775        $ 57,679
                                        =============    ============
                    LIABILITIES AND TRUST CORPUS
Advance from Santa Fe Energy
  Resources, Inc.....................     $ --             $     25
Trust Corpus (6,300,000 Trust Units
  issued and outstanding)............        50,775          57,654
                                        -------------    ------------
                                          $  50,775        $ 57,679
                                        =============    ============

   The accompanying notes are an integral part of these financial statements.

                             SANTA FE ENERGY TRUST
                STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

Balance at December 31, 1995.........  $  57,654
  Cash Proceeds......................      8,630
  Cash Distributions.................     (8,228)
  Trust Expenses.....................       (302)
  Amortization of Royalty
     Interests.......................     (6,979)
                                       ---------
Balance at September 30, 1996........  $  50,775
                                       =========
Balance at December 31, 1994.........  $  67,392
  Cash Proceeds......................      7,741
  Cash Distributions.................     (7,560)
  Trust Expenses.....................       (238)
  Amortization of Royalty
     Interests.......................     (7,411)
                                       ---------
Balance at September 30, 1995........  $  59,924
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

     During 1995 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $256,000, a portion of which was used to repay advances received from Santa Fe in 1994. In order to pay current Trust expenses, during 1995 Santa Fe advanced the Trust $190,000, of which $25,000 was due to Santa Fe at December 31, 1995. During the first nine months of 1996 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $402,000, a portion of which was used to repay advances received from Santa Fe. In order to pay current Trust expenses, during the first nine months of 1996 Santa Fe advanced the Trust $200,000, none of which was due to Santa Fe at September 30, 1996.

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

                             SANTA FE ENERGY TRUST
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
The aggregate of the Support Payments, net of any amounts recouped, is limited to $20,000,000 on a revolving basis. As of September 30, 1996 the Trust had received Support Payments, net of recoupments, totalling $1,582,000.

(4)  DISTRIBUTIONS TO TRUST UNIT HOLDERS

     The Trust has received royalty payments and made distributions as follows (in thousands of dollars, except as noted):

                                                         DISTRIBUTIONS
                                        ROYALTY     ------------------------
                                        PAYMENT               PER TRUST UNIT
                                        RECEIVED    AMOUNT     (IN DOLLARS)
                                        --------    ------    --------------
1995
     First quarter(a)................     2,600      2,520        0.40000
     Second quarter..................     2,606      2,520        0.40000
     Third quarter(b)................     2,535      2,520        0.40000
     Fourth quarter(c)...............     2,595      2,520        0.40000
                                        --------    ------    --------------
                                         10,336     10,080        1.60000
                                        ========    ======    ==============
1996
     First quarter...................     2,660      2,558        0.40609
     Second quarter(d)...............     2,935      2,835        0.45000
     Third quarter(e)................     3,035      2,835        0.45000

------------

     (a) Includes a Support Payment of $677,000, or $0.10740 per Trust Unit.

     (b) Includes a Support Payment of $301,000, or $0.04776 per Trust Unit.

     (c) Includes a Support Payment of $228,000, or $0.03629 per Trust Unit.

     (d) Net of Support Payment recoupment of $117,000, or $0.01857 per Trust Unit.

     (e) Net of Support Payment recoupment of $375,000, or $0.05953 per Trust Unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of Support Payments, net of any amounts recouped, is limited to $20.0 million on a revolving basis. Santa Fe is entitled to recoup Support Payments in quarters in which the Trust distributions would exceed $0.45 per Trust Unit. The total amount available for distribution in the third quarter of 1996 was $3,210,000, or $0.50953 per Trust Unit. Accordingly, Santa Fe recouped $375,000, or $0.05953 per Trust Unit, and $2,835,000, or $0.45000 per Trust Unit, was distributed to unitholders. As of September 30, 1996 the Trust had received Support Payments, net of recoupments, totalling $1,582,000. In the fourth quarter of 1996 Santa Fe will recoup $517,000, or $0.08213 per Trust Unit, and $2,835,000, or $0.45000 per Trust Unit, will be distributed to unitholders. Following such recoupment, the net Support Payments received by the Trust will total $1,065,000. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.40 per Trust Unit per quarter.

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

     Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's average price for natural gas, which was $1.43 per Mcf in the first quarter of 1996, increased to $1.79 per Mcf in the second quarter of 1996, $1.98 per Mcf in the third quarter of 1996 and $2.01 per Mcf in the fourth quarter of 1996. (see Results of Operations).

RESULTS OF OPERATIONS

     Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payments of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the fourth quarter of 1996 reflects revenues received and costs and expenses paid by Santa Fe in the third quarter of 1996. On November 29, 1996 the Trust will make a cash distribution of $2,835,000, or $0.45 per Trust Unit, to unitholders of record on November 14, 1996.

                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                          SEPTEMBER 30,           SEPTEMBER 30,           FOURTH
                                       --------------------  ------------------------     QUARTER
                                         1996       1995        1996         1995          1996
                                       ---------  ---------  -----------  -----------    ---------
VOLUMES AND PRICES
  Oil Volumes (Bbls)
     Wasson ODC Royalty..............     64,600     63,800      193,000      179,400       64,600
     Wasson Willard Royalty..........     32,400     33,800       98,600      102,700       32,400
     Net Profits Royalties...........     71,685     73,511      228,225      227,201       72,930
     Support Payments................     --         17,222      --            60,101       --
  Gas Volumes (Mcf)
     Net Profits Royalties...........    595,150    795,705    1,978,812    2,122,230      726,342
  Oil Average Prices ($/Bbl)
     Wasson ODC Royalty..............      21.31      17.47        18.98        16.65        22.10
     Wasson Willard Royalty..........      21.32      17.47        18.94        16.59        22.10
     Net Profits Royalties...........      18.63      16.46        16.41        15.41        17.73
     Support Payments................     --          17.47      --             16.26       --
  Gas Average Prices ($/Mcf)
     Net Profits Royalties...........       1.98       1.19         1.72         1.39         2.01
CASH PROCEEDS AND DISTRIBUTABLE CASH
  (thousands of dollars, except as
  noted)
  Wasson ODC Royalty
     Sales...........................      1,377      1,115        3,663        2,987        1,428
     Operating Expenses..............       (131)      (137)        (370)        (428)        (133)
                                       ---------  ---------  -----------  -----------    ---------
                                           1,246        978        3,293        2,559        1,295
                                       ---------  ---------  -----------  -----------    ---------
  Wasson Willard Royalty
     Sales...........................        691        591        1,868        1,704          716
     Operating Expenses..............        (56)       (94)        (179)        (355)         (57)
                                       ---------  ---------  -----------  -----------    ---------
                                             635        497        1,689        1,349          659
                                       ---------  ---------  -----------  -----------    ---------
  Net Profits Royalties
     Sales...........................      2,555      2,180        7,186        6,528        2,764
     Operating Expenses..............       (810)      (747)      (2,479)      (2,182)        (823)
     Capital Expenditures............       (161)      (620)        (405)      (1,331)        (388)
                                       ---------  ---------  -----------  -----------    ---------
                                           1,584        813        4,302        3,015        1,553
                                       ---------  ---------  -----------  -----------    ---------
  Support Payments (Recoupments).....       (375)       301         (492)         978         (517)
                                       ---------  ---------  -----------  -----------    ---------
  Total Royalties....................      3,090      2,589        8,792        7,901        2,990
  Administrative Fee to Santa Fe.....        (55)       (54)        (162)        (160)         (55)
                                       ---------  ---------  -----------  -----------    ---------
  Payment Received...................      3,035      2,535        8,630        7,741        2,935
  Cash Advance From Santa Fe.........     --         --              200           90       --
  Repayment of Cash Advance from
     Santa Fe........................       (100)       (15)        (225)        (165)      --
  Cash Withheld for Trust Expenses...       (100)    --             (377)        (106)        (100)
                                       ---------  ---------  -----------  -----------    ---------
  Distributable Cash.................      2,835      2,520        8,228        7,560        2,835
                                       =========  =========  ===========  ===========    =========
  Distributable Cash Per Trust Unit
     (in dollars)....................    0.45000    0.40000      1.30609      1.20000      0.45000
                                       =========  =========  ===========  ===========    =========

     Oil prices improved in the third quarter of 1996, averaging $21.31 per barrel for the Wasson Royalties and $18.63 per barrel for the Net Profits Royalties compared to $17.47 per barrel and $16.46 per barrel, respectively, in the third quarter of 1995. Oil prices in the first nine months of 1996 averaged $18.97 per barrel for the Wasson Royalties and $16.41 per barrel for the Net Profits Royalties compared to $16.63 per barrel and $15.41 per barrel, respectively, in the first nine months of 1995. Oil prices in the fourth quarter of 1996 average $22.10 per barrel for the Wasson Royalties and $17.73 per barrel for the Net Profits Royalties.

     Natural gas prices increased in 1996 averaging $1.98 per Mcf in the third quarter and $1.72 per Mcf in the first nine months compared to $1.19 per Mcf in the third quarter of 1995 and $1.39 per Mcf in the first nine months of 1995. Natural gas sales prices increased to an average of $2.01 per Mcf in the fourth quarter of 1996.

     Cash proceeds in the first and third quarters of 1995 included Support Payments of $677,000 and $301,000, respectively, primarily reflecting low natural gas prices and a continuation of drilling expenditures. In the second and third quarters of 1996 Santa Fe recouped Support Payments totalling $117,000, or $.018571 per Trust Unit, and $375,000, or $0.05952 per Trust Unit.
In the fourth quarter of 1996 Santa Fe will recoup Support Payments of $517,000, or $0.08213 per Trust Unit (see -- General; Liquidity and Capital Resources).

     Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the exploration and development of the Net Profits Properties. Capital expenditures for 1996 total $793,000, including $388,000 in the fourth quarter. Operating expenses for the Net Profits Royalties averaged $4.74 per barrel of oil equivalent ("BOE") in the third quarter of 1996 compared to $3.62 per BOE in the third quarter of 1995, primarily due to higher property taxes.

                                    PART II
                               OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                        SEC FILE OR
                                                       REGISTRATION     EXHIBIT
                                                          NUMBER        NUMBER
                                                       -------------    ------
      3(a)*    Form of Trust Agreement of Santa Fe
               Energy Trust.........................        33-51760      3.1
      4(a)*    Form of Custodial Deposit
               Agreement............................        33-51760      4.2
      4(b)*    Form of Secure Principal Energy
               Receipt (included as
               Exhibit A to Exhibit 4(a))...........        33-51760      4.1
     10(a)*    Form of Net Profits Conveyance
               (Multi-State)........................        33-51760     10.1
     10(b)*    Form of Wasson Conveyance............        33-51760     10.2
     10(c)*    Form of Louisiana Mortgage...........        33-51760     10.3
     27        Financial Data Schedule..............

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

Date:  November 13, 1996

     The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.