Form 10-K405
period 1996-12-31
SANTA FE ENERGY TRUST
filed 1997-03-27
CIK 893486

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _______________

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 216-5447

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of 6,300,000 Depositary Units in Santa Fe Energy Trust held by non-affiliates of the registrant at the closing sales price on March 24, 1997, of $19 7/8 was $125,212,500.

          Depositary Units outstanding at March 24, 1997 -- 6,300,000
                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     None.

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                     PAGE
                                                                     ----
Item  1. Business.................................................     1

         Description of the Trust.................................     1

         Description of the Trust Units and Depositary Units......     7

         Description of the Treasury Obligations..................    15

         Description of the Royalty Properties....................    15

         Competition and Markets..................................    24

         Governmental Regulation..................................    25
Item  2. Properties...............................................    28
Item  3. Legal Proceedings........................................    28
Item  4. Submission of Matters to a Vote of Security Holders......    28

                                    PART II

Item  5. Market for the Registrant's Common Equity and Related
           Holder Matters.........................................    29
Item  6. Selected Financial Data..................................    29
Item  7. Management's Discussion and Analysis of Financial
           Condition and Results of
           Operations.............................................    29
Item  8. Financial Statements and Supplementary Data..............    32
Item  9. Changes in and Disagreements with Accountants on
           Accounting and Financial
           Disclosure.............................................    32

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.......    32
Item 11. Executive Compensation...................................    32
Item 12. Security Ownership of Certain Beneficial Owners and
           Management.............................................    33
Item 13. Certain Relationships and Related Transactions...........    33

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on      33
           Form 8-K...............................................
SIGNATURES........................................................    42

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

                                     PART I

ITEM 1.  BUSINESS
                            DESCRIPTION OF THE TRUST

     The Santa Fe Energy Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, Texas Commerce Bank National Association (the "Trustee"), 600 Travis, Suite 1150, Houston, Texas 77002. The telephone number of the Trust is (713) 216-5447.

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

     The Trustee is paid an annual fee of approximately $12,500. The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. Trustee fees and Trust administrative expenses totalled $335,000 in 1996, although such costs could be greater or less in subsequent periods depending on future events. In addition, the Trust paid Santa Fe an annual fee of $217,000 in 1996. Such fee will increase by 3.5% per year, payable quarterly, to reimburse Santa Fe for overhead expenses.

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

                                     WASSON ODC ROYALTY      WASSON ODC ROYALTY
       CALENDAR QUARTERS              QUARTERLY GROSS           MAXIMUM NET
      IN THE YEAR ENDING                 PRODUCTION              QUARTERLY
         DECEMBER 31,                LIMITATION (MBBLS)      PRODUCTION (MBBLS)
----------------------------------   ------------------      ------------------
  1997............................           539                    66.8
  1998............................           532                    65.9
  1999............................           561                    69.5
  2000............................           522                    64.7
  2001............................           504                    62.5
  2002............................           530                    65.7
  2003............................           582                    72.1
  2004............................           604                    74.9
  2005............................           536                    66.4
  2006............................           502                    62.2
  2007............................           486                    60.2

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

                                      WASSON WILLARD          WASSON WILLARD
      CALENDAR QUARTERS             ROYALTY QUARTERLY        ROYALTY MAXIMUM
     IN THE YEAR ENDING              GROSS PRODUCTION         NET QUARTERLY
        DECEMBER 31,                LIMITATION (MBBLS)      PRODUCTION (MBBLS)
---------------------------------   ------------------      ------------------
 1997............................           455                    31.1
 1998............................           437                    29.9
 1999............................           390                    26.7
 2000............................           323                    22.1
 2001............................           268                    18.3
 2002............................           222                    15.2
 2003............................           175                    12.0

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

SUPPORT PAYMENTS

     The Wasson Conveyance provides that the Trust is entitled to additional quarterly royalty payments ("Support Payments"), subject to certain limitations herein described, from an additional royalty out of Santa Fe's interests in the Wasson ODC Unit during the period ending on December 31, 2002 (the "Support Period") in the event that the net cash available for distribution to Holders from the Royalty Interests for any calendar quarter during the Support Period is less than an amount sufficient to distribute to Holders a minimum supported quarterly royalty per Depositary Unit equal to $0.40 per Depositary Unit (the "Minimum Quarterly Royalty"). Distributions paid in 1994 and 1995 included Support Payments of $867,800 (approximately $0.14 per Depositary Unit) and $1,206,000 (approximately $0.19 per Depositary Unit), respectively. The Support Payments paid in 1994 were required primarily due to lower realized oil prices and capital expenditures incurred with respect to the Net Profits Properties, a substantial portion of which related to the drilling of new wells. The Support Payments paid in 1995 were required primarily due to lower natural gas prices and a continuation of drilling expenditures. During 1996 and the first quarter of 1997 Santa Fe recouped Support Payments made in prior periods totalling $1,009,000 (approximately $0.16 per Depositary Unit) and $911,800 (approximately $0.14 per Depositary Unit), respectively (see
"-- Reduction of Royalty Interests"). Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.40 per Depositary Unit per quarter.

     CALCULATION OF AMOUNT OF SUPPORT PAYMENT. Support Payments payable to the Trust for any calendar quarter during the Support Period shall be equal to the additional amount necessary to cause the Minimum Quarterly Royalty for such quarter to be paid by the Trust in respect of all outstanding Trust Units; provided, that the aggregate amount of Support Payments, net of any amounts recouped by Santa Fe pursuant to reductions in the royalties payable with respect to the Royalty Interests as described below, will be limited to $20 million (the "Aggregate Support Payment Limitation Amount"), as such amount may be replenished upon recoupment of certain amounts as described in the following paragraph.

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

OTHER MATTERS

     Payments to the Trust are attributable to the sale of depleting assets. Thus, the reserves attributable to the Royalty Properties are expected to decline over time. Based on the estimated production volumes in the Reserve Report (hereinafter defined), on a barrel of oil equivalent basis, the oil and gas production from proved reserves attributable to the Trust in the year preceding the Liquidation Date is expected to be approximately 40% of the oil and gas production attributable to the Trust in 1996.

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

  INTEREST INCOME

     Based on representations made by Santa Fe regarding the reserves burdened by the Wasson Royalties and the expected life of the Wasson Royalties, the Wasson Royalties are properly treated as "production payments" under Section 636(a) of the Code. Under the rules of such Code section, each Holder is treated as making a mortgage loan on the Wasson Properties to Santa Fe in an amount equal to the amount of the purchase price of each Depositary Unit allocated to the Wasson Royalties. Because they are treated as debt instruments for tax purposes, the Wasson Royalties are subject to the Original Issue Discount (OID) rules of Sections 1272 through 1275 of the Code. Section 1272 generally requires the periodic inclusion of original issue discount in income of the purchaser of a debt instrument. Section 1275 provides special rules and authorizes the IRS to prescribe regulations modifying the statutory provisions where, by reason of contingent payments, the tax treatment provided under the statutory provisions does not carry out the purposes of such provisions. Proposed regulations dealing with contingent payments were issued in 1986 and modified in 1991 (the
"Original Proposed Regulations"). During December 1994, the IRS replaced the Original Proposed Regulations with new proposed regulations and, during June 1996, the IRS redesignated the 1994 proposed regulations as final regulations (the "New Regulations"). However, the New Regulations are by their terms applicable only to debt instruments that are issued on or after August 13, 1996. The New Regulations further provide, in a case of a contingent debt instrument issued before August 13, 1996, that a taxpayer may use any reasonable method to account for the debt instrument, including a method that would have been required under the proposed regulations when the debt instrument was issued. Because the Original Proposed Regulations were in effect when the Wasson Royalties were issued to the Trust, the tax treatment of the Wasson Royalties has been reported to the Holders under the provisions of the Original Proposed Regulations.

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

     Holders are also required to recognize and report OID interest income attributable to the Treasury Obligations. In general, the total amount of OID interest income a Holder is required to recognize is calculated as the difference between the amount of the purchase price of a Depositary Unit allocated to the Treasury Obligations and the pro rata portion of the face amount of such Treasury Obligations attributable to the Depositary Unit. The amount of OID interest income so calculated which is required to be included in income by a Holder is generally determined by multiplying the Holder's adjusted issue price in the Treasury Obligations by the yield to maturity of the Treasury Obligations.

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

     The allowance for depletion with respect to a property is determined annually and is the greater of cost depletion or, if allowable, percentage depletion. Percentage depletion is generally available to "independent producers" (generally persons who are not substantial refiners or retailers of oil or gas or their primary products) on the equivalent of 1,000 barrels of production per day. Percentage depletion is a statutory allowance equal to 15% of the gross income from production from a property, subject to a net income limitation which is 100% of the taxable income from the property, computed without regard to depletion deductions and certain loss carrybacks. The depletion deduction attributable to percentage depletion for a taxable year is limited to 65% of the taxpayer's taxable income for the year before allowance of "independent producers" percentage depletion and certain loss carrybacks.
Unlike cost depletion, percentage depletion is not limited to the adjusted tax basis of the property, although it reduces such adjusted tax basis (but not below zero).

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

  UNRELATED BUSINESS TAXABLE INCOME

     Certain organizations that are generally exempt from tax under Code Section 501 are subject to tax on certain types of business income defined in Code
Section 512 as unrelated business income. The income of the Trust will not constitute unrelated business taxable income within the meaning of Code Section 512 so long as the Trust Units are not "debt-financed property" within the meaning of Code Section 514(b). In general, a Trust Unit would be debt-financed if the Holder incurs debt to acquire a Trust Unit or otherwise incurs or maintains a debt that would not have been incurred or maintained if such Trust Unit had not been acquired. Legislative proposals have been made from time to time which, if adopted, would result in the treatment of income attributable to the Net Profits Royalties as unrelated business income.

  SALE OF DEPOSITARY UNITS; DEPLETABLE BASIS

     Generally, a Holder will realize gain or loss on the sale or exchange of his Depositary Units measured by the difference between the amount realized on the sale or exchange and his adjusted basis for such Depositary Units. Gain or loss on the sale of Depositary Units by a Holder who is not a dealer with respect to such Depositary Units and who has a holding period for the Depositary Units of more than one year is treated as long-term capital gain or loss, except to the extent of the depletion recapture amount. A Holder's initial basis in his Depositary Units is equal to the amount paid for such Depositary Units. Such basis is increased by the amount of any OID interest income recognized by the Holder attributable to the Treasury Obligations. Such basis is reduced by deductions for depletion claimed by the Holder (but not below zero). In addition, such basis is reduced by the amount of any payments attributable to the Wasson Royalties which are treated as payments of principal under the OID rules. For Federal income tax purposes, the sale of a Depositary Unit is treated as a sale by the Holder of his interest in the Treasury Obligations and the assets of the Trust. Thus, upon the sale of Depositary Units, a Holder must treat as ordinary income his depletion recapture amount, which is an amount equal to the lesser of (i) the gain on that sale attributable to disposition of the Net Profits Royalties or (ii) the sum of the prior depletion deductions taken with respect to the Net Profits Royalties (but not in excess of the initial basis of such Depositary Units allocated to the Net Profits Royalties). It is possible that the IRS would take the position that a portion of the sales proceeds is ordinary income to the extent of any accrued income at the time of sale allocable to the Depositary Units sold, but which is not distributed to the selling Holder.

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

  TAX SHELTER REGISTRATION

     The Trust is registered as a tax shelter with the IRS, as required by Code
Section 6111. The Trust's tax shelter registration number is 92322000636.

     A Holder who sells or otherwise transfers a Trust Unit in a subsequent transaction must furnish the tax shelter registration number to the transferee. The penalty for failure of the transferor of a Trust Unit to furnish such tax shelter registration number to a transferee is $100 for each such failure. Holders must disclose the tax shelter registration number of the Trust on IRS Form 8271 which is required to be attached to each tax return on which any deduction, loss, credit or other benefit generated by the Trust is claimed or income of the Trust is included. A Holder who fails to disclose the tax shelter registration number on his return, without reasonable cause for such failure, will be subject to a $250 penalty for each such failure. (Any penalties discussed herein are not deductible for income tax purposes.)

     ISSUANCE OF A TAX SHELTER REGISTRATION NUMBER DOES NOT INDICATE THAT AN INVESTMENT IN DEPOSITARY UNITS OR TRUST UNITS OR THE CLAIMED TAX BENEFITS HAVE BEEN REVIEWED, EXAMINED OR APPROVED BY THE IRS.

ERISA CONSIDERATIONS

     The Employee Retirement Income Security Act of 1974, as amended
("ERISA"), imposes certain requirements on pension, profit-sharing and other employee benefit plans ("Plans") to which it applies, and contains standards on those persons who are fiduciaries with respect to such Plans. In addition, under the Code, there are similar requirements and standards which are applicable to certain Plans and individual retirement accounts (whether or not subject to ERISA) (collectively, together with Plans subject to ERISA, referred to herein as Qualified Plans).

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

                     DESCRIPTION OF THE ROYALTY PROPERTIES

THE WASSON PROPERTIES

     The Wasson Royalties were conveyed to the trust out of Santa Fe's 12.3934% royalty interest in the Wasson ODC Unit and its 6.8355% royalty interest in the Wasson Willard Unit, located in the Wasson Field. Santa Fe also owns working interests in each of these units. The Wasson Field has been significantly redeveloped for tertiary recovery operations utilizing CO2 flooding, which commenced in 1984. Most of the capital expenditures for plant, facilities, wells and equipment necessary for such tertiary recovery operations have been made, although significant ongoing capital expenditures for CO2acquisition will be required to complete the flood of the Wasson Field, particularly the Wasson

Willard Unit. The Wasson Royalties are not subject to development costs or operating costs (including CO2 acquisition costs).

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

THE NET PROFITS PROPERTIES

     The Royalty Properties burdened by the Net Profits Royalties consist of royalty and working interests in a diversified portfolio of producing properties located in established oil and gas producing areas in 12 states. Over 90% of the discounted present value of estimated future net revenues attributable to the Net Profits Royalties is generated from Net Profits Properties located in Texas, Oklahoma and Louisiana and related state waters. No single property or field accounts for more than 4% of the estimated future net revenues attributable to the Net Profits Royalties. Production attributable to the Net Profits Properties is principally sold at market responsive prices.

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

     Santa Fe estimates that as of December 31, 1996, the Net Profits Properties covered approximately 246,000 gross acres (approximately 36,000 net to Santa
Fe). Productive well information generally is not made available by operators to owners of royalties and overriding royalties. Accordingly, such information is unavailable to Santa Fe for the Net Profits Properties.

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

RESERVES

     A study of the proved oil and gas reserves attributable to the Trust as of December 31, 1996 has been made by Ryder Scott Company, independent petroleum consultants. The following letter (Reserve Report) summarizes such reserve study. The Trust has not filed reserve estimates covering the Royalty Properties with any other Federal authority or agency.

                            (RYDER SCOTT LETTERHEAD)

                                February 4, 1997

Santa Fe Energy Resources, Inc.
1616 South Voss Road
Houston, Texas 77057-2696

Gentlemen:

     Pursuant to your request, we present below our estimates of the net proved reserves attributable to the interests of the Santa Fe Energy Trust (Trust) as of December 31, 1996. The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Santa Fe Energy Resources, Inc. (Santa Fe). The interests conveyed to the Trust consist of royalty interests in the Wasson Field, Texas (Wasson Royalties) and a net profits interest derived from working and royalty interests in numerous other properties (Net Profits Royalties). The properties included in the Trust are located in the states of Alabama, Arkansas, California, Colorado, Kansas, Louisiana, Mississippi, New Mexico, North Dakota, Oklahoma, Texas, Wyoming, and in state waters offshore Louisiana.

     The estimated reserve quantities and future income quantities presented in this report are related to a large extent to hydrocarbon prices. Hydrocarbon prices in effect at December 31, 1996 were used in the preparation of this report as required by Securities and Exchange Commission (SEC) and Financial Accounting Standards Bulletin No. 69 (FASB 69) guidelines; however, actual future prices may vary significantly from December 31, 1996 prices for reasons discussed in more detail in other sections of this report. Therefore, quantities of reserves actually recovered and quantities of income actually received may differ significantly from the estimated quantities presented in this report.

                                              SANTA FE ENERGY TRUST
                                             AS OF DECEMBER 31, 1996
                                  ---------------------------------------------
                                                        ESTIMATED      PRESENT
                                                        FUTURE NET      VALUE
                                  LIQUIDS     GAS      CASH INFLOWS     AT 10%
                                  (MBBLS)    (MMCF)        (M$)          (M$)
                                  -------    ------    ------------    --------
Proved Net Developed and
 Undeveloped
  Wasson ODC Royalty............   2,941         0         68,636        41,757
  Wasson Willard Royalty........     621         0         14,418        11,008
  Net Profits Royalties.........   1,330     8,908         60,010        39,405
                                  -------    ------    ------------    --------
           Totals...............   4,875     8,908        143,064        92,170

Proved Net Developed
  Wasson ODC Royalty............   2,924         0         68,636        41,757
  Wasson Willard Royalty........     621         0         14,418        11,008
  Net Profits Royalties.........   1,330     8,908         60,010        39,405
                                  -------    ------    ------------    --------
           Totals...............   4,875     8,908        143,064        92,170

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

     The "Liquid" reserves shown above are comprised of crude oil, condensate and natural gas liquids. Natural gas liquids comprise 2.8 percent of the Trust's developed liquid reserves and 2.8 percent of the Trust's developed and undeveloped liquid reserves. All hydrocarbon liquid reserves are expressed in standard 42 gallon barrels. All gas volumes are sales gas expressed in MMCF at the pressure and temperature bases of the area where the gas reserves are located. The estimated future net cash inflows are described later in this report.

     Santa Fe has indicated that the conveyance of the Wasson Royalties to the Trust provides that the Trust will receive an additional royalty interest in the Wasson ODC Unit which could be available for Support Payments. Payment of the additional royalty is subject to numerous limitations which are detailed in the Conveyance. Based on the production profiles and pricing assumptions in this report and the terms of the Conveyance as described to us by Santa Fe, no future net revenue is required from future Support Payments as of December 31, 1996. The tables shown on pages 18 and 21 include no reserves or future net revenue with respect to the Support Payments. Based on the terms of the Conveyance, the Support Payments are limited to a total payment of $20,000,000 from inception through 2002, which is the time the Support Payments are terminated. As of December 31, 1996, $1,064,856 in Support Payments had been paid and the remaining maximum obligation with respect to the Support Payments is $18,935,144. In accordance with information provided by Santa Fe, we have calculated total estimated net revenue of $38,213,511 to be available for Support Payments as of December 31, 1996.

     The proved reserves presented in this report comply with the SEC's Regulation S-X Part 210.4-10 Sec. (a) as clarified by subsequent Commission Staff Accounting Bulletins, and are based on the following definitions and criteria:

          Proved reserves of crude oil, condensate, natural gas, and natural gas liquids are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing conditions. Reservoirs are considered proved if economic producibility is supported by actual production or formation tests. In certain instances, proved reserves are assigned on the basis of a combination of core analysis and electrical and other type logs which indicate the reservoirs are analogous to reservoirs in the same field which are producing or have demonstrated the ability to produce on a formation test. The area of a reservoir considered proved includes (1) that portion delineated by drilling and defined by fluid contacts, if any, and
     (2) the adjoining portions not yet drilled that can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of data on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Proved reserves are estimates of hydrocarbons to be recovered from a given date forward. They may be revised as hydrocarbons are produced and additional data become available. Proved natural gas reserves are comprised of non-associated, associated, and dissolved gas. An appropriate reduction in gas reserves has been

                    RYDER SCOTT COMPANY PETROLEUM ENGINEERS
     made for the expected removal of natural gas liquids, for lease and plant fuel, and the exclusion of non-hydrocarbon gases if they occur in significant quantities and are removed prior to sale. Reserves that can be produced economically through the application of improved recovery techniques are included in the proved classification when these qualifications are met: (1) successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based, and (2) it is reasonably certain the project will proceed. Improved recovery includes all methods for supplementing natural reservoir forces and energy, or otherwise increasing ultimate recovery from a reservoir, including (1) pressure maintenance, (2) cycling, and (3) secondary recovery in its original sense. Improved recovery also includes the enhanced recovery methods of thermal, chemical flooding, and the use of miscible and immiscible displacement fluids. Estimates of proved reserves do not include crude oil, natural gas, or natural gas liquids being held in underground storage. Depending on the status of development, these proved reserves are further subdivided into:

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

                    RYDER SCOTT COMPANY PETROLEUM ENGINEERS

     In accordance with the requirements of FASB 69, our estimates of future cash inflows, future costs, and future net cash inflows before income tax, as well as our estimated reserves quantities, as of December 31, 1996 from this report are presented below.

                                                           SANTA FE ENERGY TRUST
                                                          AS OF DECEMBER 31, 1996
                                        ------------------------------------------------------------
                                              NET PROFITS ROYALTIES
                                        ----------------------------------
                                         ROYALTY       WORKING                  WASSON
                                        INTERESTS      INTERESTS  TOTALS       ROYALTIES    TOTALS
                                        ---------      -------   ---------     ---------   ---------
Total Proved
  Future Cash Inflows (M$)...........      28,505      31,505       60,010       89,929      149,939
  Future Costs
     Production (M$).................           0           0            0        6,875        6,875
     Development (M$)................           0           0            0            0            0
                                        ---------      -------   ---------     ---------   ---------
           Total Costs (M$)..........           0           0            0        6,875        6,875
  Future Net Cash Inflows Before
     Income Tax (M$).................      28,505      31,505       60,010       83,054      143,064
  Present Value at 10% Before
     Income Tax (M$).................      18,175      21,230       39,405       52,765       92,170
Proved Net Developed Reserves
  Liquids (MBbls)....................         771         559        1,330        3,545        4,875
  Gas (MMCF).........................       3,513       5,395        8,908            0        8,908
Proved Net Undeveloped Reserves
  Liquids (Mbbls)....................           0           0            0            0            0
  Gas (MMCF).........................           0           0            0            0            0
                                        ---------      -------   ---------     ---------   ---------
Total Proved Net Reserves
  Liquids (MBbls)....................         771         559        1,330        3,545        4,875
  Gas (MMCF).........................       3,513       5,395        8,908            0        8,908

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

     Santa Fe furnished us gas prices in effect at December 31, 1996 and with its forecasts of future gas prices which take into account Securities and Exchange Commission guidelines, current market prices, regulations under the Natural Gas Policy Act of 1978 and the Gas Decontrol Act of 1989, contract prices and fixed and determinable price escalations where applicable. In accordance with Securities and Exchange Commission guidelines, the future gas prices used in this report make no allowances for future gas price increases which may occur as a result of inflation nor do they account for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be different than December gas prices. In those cases where contract market-out has occurred, the current market price was held constant to depletion of the reserves. In those cases where market-out has not occurred, contract gas prices including fixed and determinable escalations, exclusive of inflation adjustments, were used until the contract expires and then reduced to the current market price for similar gas in the area and held at this reduced price to depletion of the reserves.

                    RYDER SCOTT COMPANY PETROLEUM ENGINEERS

     Santa Fe furnished us with liquid prices in effect at December 31, 1996 and these prices were held constant to depletion of the properties. In accordance with Securities and Exchange Commission guidelines, changes in liquid prices subsequent to December 31, 1996 were not considered in this report.

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

     Our reserve estimates are based upon a study of the properties in which the Trust has interests; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities which may exist nor were any costs included for potential liability to restore and clean up damages, if any, caused by past operating practices. Santa Fe informed us that it has furnished us all of the accounts, records, geological and engineering data and reports and other data required for our investigation. The ownership interest, terms of the Trust, prices, taxes, and other factual data furnished to us in connection with our investigation were accepted as represented. The estimates presented in this report are based on data available through August 1996.

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

     Commencing in 1985, the FERC adopted regulatory changes that have significantly altered the transportation, sale and marketing of natural gas. These changes have been intended by the FERC to foster competition by, among other things, transforming the role of interstate pipelines from wholesale aggregators and marketers of gas to the primary role of gas transporters. In that role the interstate pipelines are required to provide open and nondiscriminatory gathering, transportation and transportation-related services to all producers, distributors, marketers and other customers. The most significant of FERC's orders are its Order Nos. 636 and 636-A, which generally opened access to interstate pipelines by requiring the operators of such pipelines to unbundle their transportation services (which historically were combined with their sales services) and allow customers to choose and pay for only those services (such as gathering services, storage services and interruptible and firm transportation services) they require, regardless of whether the customer sells to or purchases gas from such pipelines or from other suppliers. In addition, the orders call for the adoption of an appropriate new ratemaking methodology to determine the rates for these various new services. To implement the orders, each pipeline company has developed the specific terms of service applicable to that pipeline in individual restructuring proceedings in which all interested parties could participate. Those proceedings were conducted in 1992 and 1993, so that by the 1993-94 winter heating season virtually all of the major interstate pipelines had FERC orders approving, with modifications, their restructuring filings. With various modifications, the pipelines continue to operate under these new "open access" tariffs.

     In subsequent orders, the FERC and the appellate courts called upon to review these orders have largely affirmed the significant features of Order No.
636. Nevertheless, because the FERC continues to review and modify its open access regulations on an ongoing basis, it is difficult to predict the full effect of these changes on the gas industry, although these regulations have had the positive effect of generally facilitating the transportation of gas produced from the Net Profits Properties and the direct access to end user markets.

     In addition, FERC currently has under consideration various policies and proposals in addition to those discussed above that may affect the marketing of gas under new and existing contracts. For example, the FERC has conducted hearings and issued a number of orders addressing pipeline-performed gathering and what facts and circumstances distinguish unregulated gathering performed by non-pipeline entities from jurisdictional transportation performed by pipelines. As a result of this process, the FERC has issued a number of orders authorizing the interstate pipelines to "spin down" to unregulated affiliates or to "spin off" to third parties their gathering facilities. Various groups, including producer groups, have objected to this action on the ground that FERC deregulation of interstate pipeline-related gathering could imperil open access and allow monopolization to occur. A federal appellate court has recently affirmed the FERC's policies on gathering, however, and the FERC has encouraged the various state regulatory agencies to assume the primary role of regulating gatherers. Moreover, the FERC recently initiated a rulemaking on alternative methods of pipeline rate regulation, including market-based rates and so-called "incentive rates" which could displace its historic reliance on cost-of-service rate regulation for regulated entities such as pipelines and gas storers. With respect to these and other FERC initiatives, the full impact that any such action or new regulations issued thereunder by FERC may have on the Net Profits Properties cannot be predicted.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the year ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED HOLDER MATTERS.

     The Depositary Units are traded on the New York Stock Exchange -- ticker symbol SFF. The high and low closing sales prices and distributions for each quarter in the years ended December 31, 1996 and 1995 were as follows (in dollars):

                                       CLOSING SALES PRICES
                                       --------------------   DISTRIBUTION
                                          LOW       HIGH          PAID
                                       ---------  ---------   ------------
1996
  First Quarter......................     17.250     18.500         0.41
  Second Quarter.....................     17.250     18.750         0.45
  Third Quarter......................     17.375     19.500         0.45
  Fourth Quarter.....................     19.250     20.000         0.45
1995
  First Quarter......................     15.500     17.875         0.40
  Second Quarter.....................     17.000     18.375         0.40
  Third Quarter......................     18.750     17.250         0.40
  Fourth Quarter.....................     17.125     18.375         0.40

     At March 24, 1997, the 6,300,000 Depositary Units outstanding were held by 331 holders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                        1996       1995       1994       1993
                                      ---------  ---------  ---------  ---------
                                       (THOUSANDS OF DOLLARS, EXCEPT AS NOTED)
Period Ended December 31:
  Distributable Cash.................    11,063     10,080     10,080     10,781
  Distributable Cash per Trust Unit
     (in dollars)....................   1.75610    1.60000    1.60000    1.71116

At December 31:
  Investment in Royalty Interests,
     net.............................    48,274     57,675     67,377     77,356
  Trust Corpus.......................    48,420     57,654     67,392     77,301

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of Support Payments, net of any amounts recouped, is limited to $20.0 million on a revolving basis. Through the end of 1995, Support Payments received by the Trust totalled $2,073,900. In 1996 and the first quarter of 1997 Santa Fe recouped support payments totalling $1,920,800. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.40 per Trust Unit per quarter.

     Trust expenses include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Santa Fe and other out-of-pocket expenses. From time to time Santa Fe may, at its sole discretion and without any obligation to do so, advance funds to the Trust for the timely payment of such expenses and receive reimbursement therefore in later periods. In addition, the Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that such borrowings are repaid in full prior to making further distributions to the holders of the Trust Units. Currently there are no such borrowings outstanding or contemplated other than the above-described advances which Santa Fe has made or may make.

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

     Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's average crude oil sales price (excluding the effect of Support Payments and recoupments) for 1996 was 14% higher than in 1995 (see Results of Operations).

     Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's average price for natural gas in 1996 was $1.80 per Mcf, approximately 25% higher than the $1.44 per Mcf (excluding the effect of a gas balancing arrangement settlement received during the period, see Results of Operations) received in 1995.

RESULTS OF OPERATIONS

     Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payments of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the first quarter of 1997 reflects revenues received and costs and expenses paid by Santa Fe in the fourth quarter of 1996. In the first quarter of 1997 the Trust received a payment of $2,985,000 and on February 28, 1997 made a cash distribution of $2,835,000, or $0.45000 per Trust Unit, to unitholders of record on February 14, 1997.

                                            YEAR ENDED DECEMBER 31,          FIRST
                                       ----------------------------------   QUARTER
                                          1996        1995        1994       1997
                                       ----------  ----------  ----------  ---------
VOLUMES AND PRICES
  Oil Volumes (Bbls)
     Wasson ODC Royalty..............     257,600     243,200     197,000     64,600
     Wasson Willard Royalty..........     131,000     136,500     140,800     32,400
     Net Profits Royalties...........     301,155     301,840     345,255     81,122
     Support Payments................      --          73,749      64,846     --
  Gas Volumes (Mcf)
     Net Profits Royalties...........   2,705,154   2,727,397   2,977,565    634,284
  Oil Average Prices ($/Bbl)
     Wasson ODC Royalty..............       19.76       16.68       15.03      22.49
     Wasson Willard Royalty..........       19.73       16.63       14.97      22.49
     Net Profits Royalties...........       16.73       15.49       13.47      20.26
     Support Payments................      --           16.35       13.38     --
  Gas Average Prices ($/Mcf)
     Net Profits Royalties...........        1.80        1.40        1.86       1.93
CASH PROCEEDS AND DISTRIBUTABLE CASH
  (thousands of dollars, except as
  noted)
  Wasson ODC Royalty
     Sales...........................       5,091       4,056       2,960      1,453
     Operating Expenses..............        (503)       (501)       (697)      (140)
                                       ----------  ----------  ----------  ---------
                                            4,588       3,555       2,263      1,313
                                       ----------  ----------  ----------  ---------
  Wasson Willard Royalty
     Sales...........................       2,584       2,270       2,108        729
     Operating Expenses..............        (236)       (379)       (222)       (60)
                                       ----------  ----------  ----------  ---------
                                            2,348       1,891       1,886        669
                                       ----------  ----------  ----------  ---------
  Net Profits Royalties
     Sales...........................       9,950       8,583      10,190      2,893
     Operating Expenses..............      (3,302)     (2,965)     (3,366)      (802)
     Capital Expenditures............        (793)     (1,721)     (1,000)      (121)
                                       ----------  ----------  ----------  ---------
                                            5,855       3,897       5,824      1,970
                                       ----------  ----------  ----------  ---------
  Support Payments (Recoupments).....      (1,009)      1,206         868       (912)
                                       ----------  ----------  ----------  ---------
  Total Royalties....................      11,782      10,549      10,841      3,040
  Administrative Fee to Santa Fe.....        (217)       (213)       (206)       (55)
  Trust Formation Costs..............      --          --            (108)    --
                                       ----------  ----------  ----------  ---------
  Payment Received...................      11,565      10,336      10,527      2,985
  Cash Advance From Santa Fe.........         200         190         471     --
  Repayment of Cash Advance from
     Santa Fe........................        (225)       (240)       (451)    --
  Cash Withheld for Trust Expenses...        (477)       (206)       (467)      (150)
                                       ----------  ----------  ----------  ---------
  Distributable Cash.................      11,063      10,080      10,080      2,835
                                       ==========  ==========  ==========  =========
  Distributable Cash Per Trust Unit
     (in dollars)....................     1.75610     1.60000     1.60000    0.45000
                                       ==========  ==========  ==========  =========

     Oil prices improved in 1996, averaging $19.75 per barrel for the Wasson Royalties and $16.73 per barrel for the Net Profits Royalties compared to $16.66 per barrel and $15.49 per barrel, respectively, in 1995. Oil prices in the first quarter of 1997 averaged $22.49 per barrel for the Wasson Royalties and $20.26 per barrel for the Net Profits Royalties.

     Natural gas prices improved in 1996 averaging $1.80 per Mcf compared to $1.40 per Mcf in 1995. Natural gas revenues for 1995 include $135,400 attributable to the settlement of a natural gas balancing arrangement and natural gas volumes include 173,582 Mcf attributable to such settlement. Excluding the effect of the settlement, the average sales price for natural gas in 1995 was approximately $1.44 per Mcf. Natural gas sales prices averaged $1.93 per Mcf in the first quarter of 1997.

     Cash proceeds in 1995 included Support Payments of $1,206,100, primarily resulting from lower natural gas prices and drilling expenditures. Cash proceeds in 1996 and the first quarter of 1997 were reduced by $1,009,000 and $911,800, respectively, as Santa Fe recouped Support Payments made in prior periods.

     Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the exploration and development of the Net Profits Properties. Capital expenditures for 1996 totalled $793,000 compared to $1,721,000 in 1995. Capital expenditures are expected to be approximately $800,000 in 1997. Operating expenses for the Net Profits Royalties averaged $4.39 per barrel of oil equivalent ("BOE") in 1996 compared to $3.92 per BOE in 1995 ($4.07 per BOE excluding the effect of the volumes associated with the gas balancing settlement). Operating expenses averaged $4.29 per BOE in the first quarter of 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                         PAGE IN
                                          THIS
                                        FORM 10-K
                                        ---------
Audited Financial Statements
     Report of Independent
       Accountants...................       34
     Statement of Cash Proceeds and
       Distributable Cash for the
       Years Ended December 31, 1996,
       1995 and 1994.................       35
     Statement of Assets, Liabilities
       and Trust Corpus as of
       December 31, 1996 and 1995....       35
     Statement of Changes in Trust
       Corpus for the Years Ended
        December 31, 1996, 1995 and
       1994..........................       36
     Notes to Financial Statements...       37
Unaudited Financial Information
     Supplemental Information to the
       Financial Statements..........       40

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Marc J. Shapiro, a director of Santa Fe, is Chairman and Chief Executive Officer of the Trustee. The Trustee is the Agent and a principal lender to Santa Fe under a revolving credit agreement (the "Credit Agreement"). As of March
24, 1997 no amounts were outstanding under the Credit Agreement. In the opinion of Santa Fe, the terms of the Credit Agreement and the fees and interest rates thereunder are within the range of normal and customary bank credit transactions involving energy borrowers of similar size and credit. At March 24, 1997 Santa Fe had outstanding letters of credit issued by the Trustee totalling $4.2 million.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A)(1)  FINANCIAL STATEMENTS

     The following financial statements are included in this Annual Report on Form 10-K on the pages as indicated:

                                         PAGE IN
                                          THIS
                                        FORM 10-K
                                        ---------
Report of Independent Accountants....       34
Statement of Cash Proceeds and
  Distributable Cash for the Years
  Ended December 31, 1996, 1995 and
  1994...............................       35
Statement of Assets, Liabilities and
  Trust Corpus as of December 31,
  1996 and 1995......................       35
Statement of Changes in Trust Corpus
  for the Years Ended December 31,
  1996, 1995 and 1994................       36
Notes to Financial Statements........       37

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

  (B)  REPORTS ON FORM 8-K

     None

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Trustee and Unitholders
  of the Santa Fe Energy Trust

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of the Santa Fe Energy Trust at December 31, 1996 and 1995, the cash proceeds and distributable cash for the years ended December 31, 1996, 1995 and 1994 and the changes in trust corpus for the years ended December 31, 1996, 1995 and 1994, on the basis of accounting described in Note 2.

PRICE WATERHOUSE LLP

Houston, Texas
March 26, 1997

                             SANTA FE ENERGY TRUST
               STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH
                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                                              YEAR ENDED DECEMBER 31,
                                       -------------------------------------
                                          1996         1995         1994
                                       -----------  -----------  -----------
Royalty Income
     ODC Royalty.....................  $     3,579  $     4,761  $     3,131
     Willard Royalty.................        2,348        1,891        1,886
     Net Profits Royalty.............        5,855        3,897        5,824
                                       -----------  -----------  -----------
Total Royalties......................       11,782       10,549       10,841
Administrative Fee to Santa Fe Energy
  Resources, Inc.....................         (217)        (213)        (206)
Trust Formation Costs................      --           --              (108)
Advances from Santa Fe Energy
  Resources, Inc.....................          200          190          471
Repayment of Advances from Santa Fe
  Energy Resources, Inc..............         (225)        (240)        (451)
Cash Withheld for Trust Expenses.....         (477)        (206)        (467)
                                       -----------  -----------  -----------
Distributable Cash...................  $    11,063  $    10,080  $    10,080
                                       ===========  ===========  ===========
Distributable Cash per Trust Unit (in
  dollars)...........................  $   1.75610  $   1.60000  $   1.60000
                                       ===========  ===========  ===========
Trust Units Outstanding
(thousands)..........................        6,300        6,300        6,300
                                       ===========  ===========  ===========

               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                             (DOLLARS IN THOUSANDS)

                                             DECEMBER 31,
                                       ------------------------
                                          1996         1995
                                       -----------  -----------
                            ASSETS
Current Assets
     Cash............................  $        46  $         4
     Receivable from Santa Fe Energy
        Resources, Inc...............          100      --
                                       -----------  -----------
                                               146            4
                                       -----------  -----------
Investment in Royalty Interests, at
  cost...............................       87,276       87,276
Less: Accumulated Amortization.......      (39,002)     (29,601)
                                       -----------  -----------
                                            48,274       57,675
                                       -----------  -----------
                                       $    48,420  $    57,679
                                       ===========  ===========

                 LIABILITIES AND TRUST CORPUS
Advance from Santa Fe Energy
  Resources, Inc.....................      --       $        25
Trust Corpus (6,300,000 Trust Units
  issued and outstanding)............       48,420       57,654
                                       -----------  -----------
                                       $    48,420  $    57,679
                                       ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                             SANTA FE ENERGY TRUST
                      STATEMENT OF CHANGES IN TRUST CORPUS
                           (IN THOUSANDS OF DOLLARS)

Balance at December 31, 1993.........  $    77,301
  Cash Proceeds......................       10,527
  Cash Distributions.................      (10,080)
  Trust Expenses.....................         (377)
  Amortization of Royalty
     Interests.......................       (9,979)
                                       -----------
Balance at December 31, 1994.........       67,392
  Cash Proceeds......................       10,336
  Cash Distributions.................      (10,080)
  Trust Expenses.....................         (292)
  Amortization of Royalty
     Interests.......................       (9,702)
                                       -----------
Balance at December 31, 1995.........       57,654
  Cash Proceeds......................       11,565
  Cash Distributions.................      (11,063)
  Trust Expenses.....................         (335)
  Amortization of Royalty
     Interests.......................       (9,401)
                                       -----------
Balance at December 31, 1996.........  $    48,420
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

     During 1995 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $256,000, a portion of which was used to repay the advances received from Santa Fe in 1994. In order to pay current Trust expenses, during 1995 Santa Fe advanced the Trust $190,000, of which $25,000 was due to Santa Fe at December 31, 1995. Such advances were repaid in 1996 and at December 31, 1996 $100,000 was due to the Trust from Santa Fe.

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter (two-thirds of such amount for the period ended December 31, 1992). Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped, will be limited to $20,000,000 on a revolving basis. As of December 31, 1995 the Trust had received Support Payments totalling $2,073,900. During 1996 Santa Fe recouped Support Payments made in prior periods totalling $1,009,000.

                             SANTA FE ENERGY TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(4)  DISTRIBUTIONS TO TRUST UNIT HOLDERS

     The Trust has received royalty payments and made distributions as follows (in thousands of dollars, except as noted):

                                                           DISTRIBUTIONS
                                        ROYALTY       ------------------------
                                        PAYMENT                 PER TRUST UNIT
                                        RECEIVED      AMOUNT     (IN DOLLARS)
                                        --------      ------    --------------
1996
     First quarter...................     2,660        2,558        0.40610
     Second quarter..................     2,935(a)     2,835        0.45000
     Third quarter...................     3,035(b)     2,835        0.45000
     Fourth quarter..................     2,935(c)     2,835        0.45000
                                        --------      ------    --------------
           Total year................    11,565       11,063        1.75610
                                        ========      ======    ==============
1995
     First quarter...................     2,600(d)     2,520        0.40000
     Second quarter..................     2,606        2,520        0.40000
     Third quarter...................     2,535(e)     2,520        0.40000
     Fourth quarter..................     2,595(f)     2,520        0.40000
                                        --------      ------    --------------
                                         10,336       10,080        1.60000
                                        ========      ======    ==============
1994
     First quarter...................     2,575(g)     2,520        0.40000
     Second quarter..................     2,670(h)     2,520        0.40000
     Third quarter...................     2,670        2,520        0.40000
     Fourth quarter..................     2,612        2,520        0.40000
                                        --------      ------    --------------
                                         10,527       10,080        1.60000
                                        ========      ======    ==============
------------
(a) Reduced by recoupment of Support Payment of $117,000, or $0.01850 per Trust Unit.

(b) Reduced by recoupment of Support Payment of $375,000, or $0.05953 per Trust Unit.

(c) Reduced by recoupment of Support Payment of $517,000, or $0.08213 per Trust Unit.

(d) Includes a Support Payment of $677,000, or $0.10740 per Trust Unit.

(e) Includes a Support Payment of $301,000, or $0.04776 per Trust Unit.

(f) Includes a Support Payment of $228,000, or $0.03629 per Trust Unit.

(g) Includes a Support Payment of $362,000, or $0.05750 per Trust Unit.

(h) Includes a Support Payment of $506,000, or $0.08027 per Trust Unit.

          SUPPLEMENTAL INFORMATION TO FINANCIAL STATEMENTS (UNAUDITED)

OIL AND GAS RESERVES

     The following table sets forth the Royalty Interests' proved oil and gas reserves (all located in the United States) at December 31, 1996, 1995, 1994 and 1993 prepared by Ryder Scott Company, independent petroleum consultants. Proved reserve quantities for each of the Wasson Royalties are calculated by multiplying the net revenue interest attributable to each of the Wasson Royalties in effect for a given year by the total amount of oil estimated to be economically recoverable from the respective production units (subject to limitation by applicable maximum quarterly production amounts). Reserve quantities are calculated differently for the Net Profits Royalties because such interests do not entitle the Trust to a specific quantity of oil or gas but to the Net Proceeds derived therefrom. Proved reserves attributable to the Net Profits Royalties are calculated by deducting from estimated quantities of oil and gas reserves an amount of oil and gas sufficient, if sold at the prices used in preparing the reserve estimates for the Net Profits Royalties, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Royalties. Accordingly, the reserves presented for the Net Profits Royalties reflect quantities of oil and gas that are free of future costs or expenses if the price and cost assumptions set forth in the applicable reserve report occur.

                                         CRUDE OIL AND       NATURAL GAS
                                        LIQUIDS (MBBLS)        (MMCF)
                                        ---------------      -----------
Proved reserves at December 31,
  1993...............................        7,769              11,121
     Revisions to previous
        estimates....................         (382)              2,133
     Extensions, discoveries and
        other additions..............            7                 516
     Production......................         (769)             (2,962)
                                        ---------------      -----------
Proved reserves at December 31,
  1994...............................        6,625              10,808
     Revisions to previous
        estimates....................         (266)                 48
     Extensions, discoveries and
        additions....................            4                 107
     Production......................         (726)             (2,739)
                                        ---------------      -----------
Proved reserves at December 31,
  1995...............................        5,637               8,224
     Revisions of previous
        estimates....................         (154)              1,682
     Extensions, discoveries and
        additions....................            9                 791
     Production......................         (617)             (1,789)
                                        ---------------      -----------
Balance at December 31, 1996.........        4,875               8,908
                                        ===============      ===========
Proved developed reserves at December
  31,
     1993............................        7,765              10,900
     1994............................        6,622              10,672
     1995............................        5,637               8,224
     1996............................        4,875               8,908

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

     The information presented relates to the operations of the Royalty Properties for the calendar years ended December 31, 1996, 1995 and 1994. Proceeds from the sales of production were received by the Trust during the second, third and fourth quarters of the year indicated and the first quarter of the subsequent year.

ESTIMATED PRESENT VALUE OF FUTURE NET CASH FLOWS

     Estimated future net cash flows from the Royalty Interests' proved oil and gas reserves at December 31, 1996, 1995 and 1994 are presented in the following table (in thousands of dollars):

                                                DECEMBER 31,
                                       -------------------------------
                                         1996       1995       1994
                                       ---------  ---------  ---------
Net future cash flows................    143,064    111,803    112,380
Discount at 10% for timing of cash
flows................................    (50,894)   (42,065)   (44,144)
                                       ---------  ---------  ---------
Present value of future net cash
flows for proved reserves............     92,170     69,738     68,236
                                       =========  =========  =========

     The following table sets forth the changes in the present value of estimated future net cash flows from proved reserves (in thousands of dollars):

                                         1996       1995       1994
                                       ---------  ---------  ---------
Balance at beginning of year.........     69,738     68,236     65,316
                                       ---------  ---------  ---------
     Royalties, net of related
  property taxes (a).................    (12,863)   (10,549)   (10,760)
     Extensions, discoveries and
        other additions..............      2,647        155        725
     Net changes in prices and
  costs..............................     28,117      9,493     13,551
     Changes in estimated volumes....     (2,186)    (4,146)    (6,905)
     Interest factor -- accretion of
        discount.....................      6,717      6,549      6,309
                                       ---------  ---------  ---------
                                          22,432      1,502      2,920
                                       ---------  ---------  ---------
Balance at end of year...............     92,170     69,738     68,236
                                       =========  =========  =========
------------
(a) Relates to the operations of the Royalty Properties for the calendar years ended December 31, 1996, 1995 and 1994. The proceeds related to such operations were received by the Trust during the second, third and fourth quarters of the year indicated and the first quarter of the subsequent year.

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

     The information presented with respect to estimated future net revenues and cash flows and the present value thereof is not intended to represent the fair value of oil and gas reserves. Actual future sales prices and production and development costs may vary significantly from those in effect at December 31, 1996, 1995 and 1994 and actual future production may not occur in the periods or amounts projected. This information is presented to allow a reasonable comparison of reserve values prepared using standardized measurement criteria and should be used only for that purpose.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 26TH DAY OF MARCH, 1997.

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