Form 10-Q
period 1997-03-31
SANTA FE ENERGY TRUST
filed 1997-05-14
CIK 893486

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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
                             600 TRAVIS, SUITE 1150
                              HOUSTON, TEXAS 77002
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 216-5447

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

                                Yes [X] No [ ]

           Depository Units outstanding at May 14, 1997 -- 6,300,000

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             SANTA FE ENERGY TRUST
         STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                       ----------------------
                                          1997        1996
                                       ----------  ----------
Royalty Income
     ODC Royalty.....................  $      401  $      966
     Willard Royalty.................         669         502
     Net Profits Royalty.............       1,970       1,245
                                       ----------  ----------
Total Royalties......................       3,040       2,713
Administrative Fee to Santa Fe.......         (55)        (53)
Advance from Santa Fe Energy
  Resources, Inc. ...................      --             100
Repayment of Advance from Santa Fe
  Energy Resources, Inc. ............      --             (25)
Cash Withheld for Trust Expenses.....        (150)       (177)
                                       ----------  ----------
Distributable Cash...................  $    2,835  $    2,558
                                       ==========  ==========
Distributable Cash per Trust Unit (in
  dollars)...........................  $  0.45000  $  0.40609
                                       ==========  ==========
Trust Units Outstanding
(thousands)..........................       6,300       6,300
                                       ==========  ==========

               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                             (DOLLARS IN THOUSANDS)

                                         MARCH 31,      DECEMBER 31,
                                            1997            1996
                                        ------------    ------------
                                        (UNAUDITED)
                               ASSETS
Current Assets
  Cash...............................     $    216        $     46
  Receivable from Santa Fe Energy
  Resources, Inc.....................       --                 100
                                        ------------    ------------
                                               216             146
                                        ------------    ------------
Investment in Royalty Interests, at
  cost...............................       87,276          87,276
Less: Accumulated Amortization.......      (41,174)        (39,002)
                                        ------------    ------------
                                            46,102          48,274
                                        ------------    ------------
                                          $ 46,318        $ 48,420
                                        ============    ============
                            TRUST CORPUS
Trust Corpus (6,300,000 Trust Units
  issued and outstanding)............     $ 46,318        $ 48,420
                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

                             SANTA FE ENERGY TRUST
                STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

Balance at December 31, 1996.........  $  48,420
  Cash Proceeds......................      2,985
  Cash Distributions.................     (2,835)
  Trust Expenses.....................        (80)
  Amortization of Royalty
     Interests.......................     (2,172)
                                       ---------
Balance at March 31, 1997............  $  46,318
                                       =========
Balance at December 31, 1995.........  $  57,654
  Cash Proceeds......................      2,660
  Cash Distributions.................     (2,558)
  Trust Expenses.....................       (160)
  Amortization of Royalty
     Interests.......................     (2,422)
                                       ---------
Balance at March 31, 1996............  $  55,174
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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter (two-thirds of such amount for the period ended December 31, 1992). Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped, is limited to $20,000,000 on a revolving basis. Through March 31, 1997 the Trust had received Support Payments totalling $2,074,000. During 1996 and the first quarter of 1997 Santa Fe recouped $1,921,000 of such payments.

                             SANTA FE ENERGY TRUST
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

(4)  DISTRIBUTIONS TO TRUST UNIT HOLDERS

     The Trust has received royalty payments and made distributions as follows (in thousands of dollars, except as noted):

                                                            DISTRIBUTIONS
                                        ROYALTY       -------------------------
                                        PAYMENT                  PER TRUST UNIT
                                        RECEIVED      AMOUNT      (IN DOLLARS)
                                        --------      ------     --------------
1996
     First quarter...................     2,660        2,558         0.40609
     Second quarter..................     2,935(a)     2,835         0.45000
     Third quarter...................     3,035(b)     2,835         0.45000
     Fourth quarter..................     2,935(c)     2,835         0.45000
                                        --------      ------     --------------
                                         11,565       11,063         1.75609
                                        ========      ======     ==============
1997
     First quarter...................     2,985(d)     2,835         0.45000
------------
     (a) Reduced by recoupment of Support Payment of $117,000, or $0.01857 per Trust Unit.

     (b) Reduced by recoupment of Support Payment of $375,000, or $0.05953 per Trust Unit.

     (c) Reduced by recoupment of Support Payment of $517,000, or $0.08213 per Trust Unit.

     (d) Reduced by recoupment of Support Payment of $912,000, or $0.14473 per Trust Unit.

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of Support Payments, net of any amounts recouped, is limited to $20.0 million on a revolving basis. Through the end of 1995, Support Payments received by the Trust totaled $2,074,000. In 1996 and the first two quarters of 1997 Santa Fe recouped all such Support Payments and future recoupments will be made only to the extent of future Support Payments. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.40 per Trust Unit per quarter.

     Trust expenses include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Santa Fe and other out-of-pocket expenses. From time to time Santa Fe may, at its sole discretion and without any obligation to do so, advance funds to the Trust for the timely payment of such expenses and receive reimbursement therefor in later periods. In addition, the Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that such borrowings are repaid in full prior to making further distributions to the holders of the Trust Units. Currently there are no such borrowings outstanding or contemplated other than the above-described advances which Santa Fe has made or may continue to make.

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

     Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The sales prices of crude oil, which showed improvement throughout 1996, began to decline in February 1997.

     Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's average price for natural gas, which was $1.93 per Mcf in the first quarter of 1997, increased to $3.12 per Mcf in the second quarter of 1997. Current prices, however, are significantly lower.
(see -- Results of Operations).

RESULTS OF OPERATIONS

     Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payments of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the second quarter of 1997 reflects revenues received and costs and expenses paid by Santa Fe in the first quarter of 1997. On May 31, 1997 the Trust will make a cash distribution of $3,831,100, or $0.60812 per Trust Unit, to unitholders of record on May 15, 1997.

     The distribution for the second quarter of 1997 is the highest since the inception of the Trust and reflects the small amount of the remaining recoupment of Support Payments and the high sales prices received for oil and gas produced in the latter part of the fourth quarter of 1996 and early in the first quarter of 1997. Such prices began to decline in February 1997, so the amount of this distribution is not necessarily indicative of future distributions to be made by the Trust.

                                        THREE MONTHS ENDED
                                            MARCH 31,           SECOND
                                       --------------------     QUARTER
                                         1997       1996         1997
                                       ---------  ---------    ---------
VOLUMES AND PRICES
  Oil Volumes (Bbls)
     Wasson ODC Royalty..............     64,600     63,800       66,800
     Wasson Willard Royalty..........     32,400     33,800       31,100
     Net Profits Royalties...........     81,122     76,808       72,362
  Gas Volumes (Mcf)
     Net Profits Royalties...........    634,284    709,290      636,141
  Oil Average Prices ($/Bbl)
     Wasson ODC Royalty..............      22.49      16.93        21.29
     Wasson Willard Royalty..........      22.49      16.93        21.30
     Net Profits Royalties...........      20.26      15.08        21.13
  Gas Average Prices ($/Mcf)
     Net Profits Royalties...........       1.93       1.43         3.12
CASH PROCEEDS AND DISTRIBUTABLE CASH
  (thousands of
  dollars, except as noted)
  Wasson ODC Royalty
     Sales...........................      1,453      1,080        1,423
     Operating Expenses..............       (140)      (114)        (139)
                                       ---------  ---------    ---------
                                           1,313        966        1,284
                                       ---------  ---------    ---------
  Wasson Willard Royalty
     Sales...........................        729        572          662
     Operating Expenses..............        (60)       (70)         (55)
                                       ---------  ---------    ---------
                                             669        502          607
                                       ---------  ---------    ---------
  Net Profits Royalties
     Sales...........................      2,893      2,175        3,521
     Operating Expenses..............       (802)      (767)        (981)
     Capital Expenditures............       (121)      (163)        (340)
                                       ---------  ---------    ---------
                                           1,970      1,245        2,200
                                       ---------  ---------    ---------
  Support Payments (Recoupments).....       (912)    --             (153)
                                       ---------  ---------    ---------
  Total Royalties....................      3,040      2,713        3,938
  Administrative Fee to Santa Fe.....        (55)       (53)         (57)
                                       ---------  ---------    ---------
  Payment Received...................      2,985      2,660        3,881
  Cash Advance From Santa Fe.........     --            100       --
  Repayment of Cash Advance from
     Santa Fe........................     --            (25)      --
  Cash Withheld for Trust Expenses...       (150)      (177)         (50)
                                       ---------  ---------    ---------
  Distributable Cash.................      2,835      2,558        3,831
                                       =========  =========    =========
  Distributable Cash Per Trust Unit
     (in dollars)....................    0.45000    0.40609      0.60812
                                       =========  =========    =========

     Oil prices improved in the first quarter of 1997, averaging $22.49 per barrel for the Wasson Royalties and $20.26 per barrel for the Net Profits Royalties compared to $16.93 per barrel and $15.08 per barrel, respectively, in the first quarter of 1996. Oil prices in the second quarter of 1997 averaged $21.29 per barrel for the Wasson Royalties and $21.13 per barrel for the Net Profits Royalties.

     Natural gas prices improved in the first quarter of 1997 averaging $1.93 per Mcf compared to $1.43 per Mcf in the first quarter of 1996. Natural gas sales prices increased to an average of $3.12 per Mcf in the second quarter of 1997.

     Cash proceeds in the first quarter of 1997 were reduced by a Support Payment recoupment of $912,000. In the second quarter of 1997 Santa Fe will recoup Support Payments totalling $153,000, and all Support Payments will have been recouped. Future recoupments will be made only to the extent of future Support Payments. (see -- General; Liquidity and Capital Resources).

     Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the exploration and development of the Net Profits Properties. Capital expenditures for the first quarter of 1997 totalled $121,000 and are expected to total approximately $800,000 for the year 1997. Operating expenses for the Net Profits Royalties averaged $4.29 per barrel of oil equivalent ("BOE") in the first quarter of 1997 compared to $3.94 per BOE in the first quarter of 1996, primarily reflecting a $0.48 per BOE increase in property taxes. Operating expenses per BOE averaged $5.50 in the second quarter of 1997 primarily due to higher production and severance taxes and the timing of the payment of costs and expenses.

FORWARD LOOKING STATEMENTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, the words "anticipates," "expects," "believes," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that actual results could differ materially from those projected by such forward-looking statements. Although it is believed that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the time this report is filed with the Securities and Exchange Commission, no assurance can be given that such expectations will prove correct. Factors that could cause results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, the need to develop and replace reserves, the capital expenditures required to fund operations, exploration risks, environmental risks, uncertainties about estimates of reserves, competition and government regulation and political risks. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

                                    PART II
                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

(Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                       SEC FILE OR
                                                       REGISTRATION      EXHIBIT
                                                          NUMBER         NUMBER
                                                       ------------      -------
 3(a)*  Form of Trust Agreement of
         Santa Fe Energy Trust ......................    33-51760          3.1

 4(a)*  Form of Custodial Deposit Agreement .........    33-51760          4.2

 4(b)*  Form of Secure Principal Energy Receipt
         (included as Exhibit A to Exhibit 4(a)).....    33-51760          4.1

10(a)*  Form of Net Profits Conveyance
         (Multi-State) ..............................    33-51760         10.1

10(b)*  Form of Wasson Conveyance ...................    33-51760         10.2

10(c)*  Form of Louisiana Mortgage ..................    33-51760         10.3

27      Financial Data Schedule .....................


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

Date:  May 14, 1997

     The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.