Form 10-Q
period 1997-06-30
SANTA FE ENERGY TRUST
filed 1997-08-13
CIK 893486

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-11450

                            ------------------------

                              SANTA FE ENERGY TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                TEXAS                                     76-6081498
(STATE OF INCORPORATION OR ORGANIZATION)     I.R.S. EMPLOYER IDENTIFICATION NO.)

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

                                Yes [X]  No [ ]

          Depository Units outstanding at August 11, 1997 -- 6,300,000

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             SANTA FE ENERGY TRUST
         STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                  JUNE 30,
                                       ------------------------  ------------------------
                                          1997         1996         1997         1996
                                       -----------  -----------  -----------  -----------
Royalty Income
     ODC Royalty.....................  $     1,284  $     1,081  $     2,597  $     2,047
     Willard Royalty.................          607          552        1,276        1,054
     Net Profits Royalty.............        2,200        1,473        4,170        2,718
     Support Payment Recoupments.....         (153)        (117)      (1,065)        (117)
                                       -----------  -----------  -----------  -----------
Total Royalties......................        3,938        2,989        6,978        5,702
Administrative Fee to Santa Fe.......          (57)         (54)        (112)        (107)
Advance from Santa Fe Energy
  Resources, Inc. ...................      --               100      --               200
Repayment of Advance from Santa Fe
  Energy Resources, Inc. ............      --              (100)     --              (125)
Cash Withheld for Trust Expenses.....          (50)        (100)        (200)        (277)
                                       -----------  -----------  -----------  -----------
Distributable Cash...................  $     3,831  $     2,835  $     6,666  $     5,393
                                       ===========  ===========  ===========  ===========
Distributable Cash per Trust Unit (in
  dollars)...........................  $   0.60812  $   0.45000  $   1.05812  $   0.85609
                                       ===========  ===========  ===========  ===========
Trust Units Outstanding
  (thousands)........................        6,300        6,300        6,300        6,300
                                       ===========  ===========  ===========  ===========

               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                             (DOLLARS IN THOUSANDS)

                                          JUNE 30,      DECEMBER 31,
                                            1997            1996
                                        ------------    ------------
                                        (UNAUDITED)
                      ASSETS
Current Assets
  Cash...............................     $    120        $     46
  Receivable from Santa Fe Energy
    Resources, Inc...................       --                 100
                                        ------------    ------------
                                               120             146
                                        ------------    ------------
Investment in Royalty Interests, at
  cost...............................       87,276          87,276
Less: Accumulated Amortization.......      (43,250)        (39,002)
                                        ------------    ------------
                                            44,026          48,274
                                        ------------    ------------
                                          $ 44,146        $ 48,420
                                        ============    ============
                    TRUST CORPUS
Trust Corpus (6,300,000 Trust Units
  issued and outstanding)............     $ 44,146        $ 48,420
                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

                             SANTA FE ENERGY TRUST
                STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

Balance at December 31, 1996.........  $  48,420
  Cash Proceeds......................      6,866
  Cash Distributions.................     (6,666)
  Trust Expenses.....................       (226)
  Amortization of Royalty
     Interests.......................     (4,248)
                                       ---------
Balance at June 30, 1997.............  $  44,146
                                       =========
Balance at December 31, 1995.........  $  57,654
  Cash Proceeds......................      5,595
  Cash Distributions.................     (5,393)
  Trust Expenses.....................       (280)
  Amortization of Royalty
     Interests.......................     (4,787)
                                       ---------
Balance at June 30, 1996.............  $  52,789
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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter (two-thirds of such amount for the period ended December 31, 1992). Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped, is limited to $20,000,000 on a revolving basis. Through the end of 1995, the Trust had received Support Payments totalling $2,074,000. During 1996 and the first six months of 1997 Santa Fe recouped all of such payments.

                             SANTA FE ENERGY TRUST
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

(4)  DISTRIBUTIONS TO TRUST UNIT HOLDERS

     The Trust has received royalty payments and made distributions as follows (in thousands of dollars, except as noted):

                                                            DISTRIBUTIONS
                                        ROYALTY       -------------------------
                                        PAYMENT                  PER TRUST UNIT
                                        RECEIVED      AMOUNT      (IN DOLLARS)
                                        --------      ------     --------------
1996
     First quarter...................     2,660        2,558         0.40609
     Second quarter..................     2,935(a)     2,835         0.45000
     Third quarter...................     3,035(b)     2,835         0.45000
     Fourth quarter..................     2,935(c)     2,835         0.45000
                                        --------      ------     --------------
                                         11,565       11,063         1.75609
                                        ========      ======     ==============
1997
     First quarter...................     2,985(d)     2,835         0.45000
     Second quarter..................     3,931(e)     3,831         0.60812

------------

     (a) Reduced by recoupment of Support Payment of $117,000, or $0.01857 per Trust Unit.

     (b) Reduced by recoupment of Support Payment of $375,000, or $0.05953 per Trust Unit.

     (c) Reduced by recoupment of Support Payment of $517,000, or $0.08213 per Trust Unit.

     (d) Reduced by recoupment of Support Payment of $912,000, or $0.14473 per Trust Unit.

     (e) Reduced by recoupment of Support Payment of $153,000, or $0.02429 per Trust Unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's average price for crude oil, which was $21.23 per barrel in the second quarter of 1997 declined to $17.38 per barrel in the third quarter of 1997.

     Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's average price for natural gas, which was $1.93 per Mcf in the first quarter of 1997, increased to $3.12 per Mcf in the second quarter of 1997 and declined to $2.36 per Mcf in the third quarter.
(see -- Results of Operations).

RESULTS OF OPERATIONS

     Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payments of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the third quarter of 1997 reflects revenues received and costs and expenses paid by Santa Fe in the second quarter of 1997. On August 29, 1997 the Trust will make a cash distribution of $2,819,700, or $0.44757 per Trust Unit, to unitholders of record on August 14, 1997.

     The distribution for the second quarter of 1997 of $0.60812 per Unit was the highest since the inception of the Trust and reflects the small amount of the remaining recoupment of Support Payments and the high sales prices received for oil and gas produced in the latter part of the fourth quarter of 1996 and early in the first quarter of 1997. Such prices began to decline in February 1997 and the distribution for the third quarter of 1997 will total $0.44757 per Unit.

                                           THREE MONTHS             SIX MONTHS
                                          ENDED JUNE 30,          ENDED JUNE 30,          THIRD
                                       --------------------  ------------------------    QUARTER
                                         1997       1996        1997         1996         1997
                                       ---------  ---------  -----------  -----------   ---------
VOLUMES AND PRICES
  Oil Volumes (Bbls)
     Wasson ODC Royalty..............     66,800     64,600      131,400      128,400      66,800
     Wasson Willard Royalty..........     31,100     32,400       63,500       66,200      31,100
     Net Profits Royalties...........     72,362     79,732      153,484      156,540      74,694
  Gas Volumes (Mcf)
     Net Profits Royalties...........    636,141    674,372    1,270,425    1,383,662     506,444
  Oil Average Prices ($/Bbl)
     Wasson ODC Royalty..............      21.29      18.67        21.88        17.81       17.69
     Wasson Willard Royalty..........      21.30      18.67        21.91        17.78       17.69
     Net Profits Royalties...........      21.13      15.71        20.67        15.40       16.96
  Gas Average Prices ($/Mcf)
     Net Profits Royalties...........       3.12       1.79         2.53         1.60        2.36
CASH PROCEEDS AND DISTRIBUTABLE CASH
  (thousands of dollars, except as
    noted)
  Wasson ODC Royalty
     Sales...........................      1,423      1,206        2,876        2,286       1,182
     Operating Expenses..............       (139)      (125)        (279)        (239)       (129)
                                       ---------  ---------  -----------  -----------   ---------
                                           1,284      1,081        2,597        2,047       1,053
                                       ---------  ---------  -----------  -----------   ---------
  Wasson Willard Royalty
     Sales...........................        622        605        1,391        1,177         550
     Operating Expenses..............        (55)       (53)        (115)        (123)        (49)
                                       ---------  ---------  -----------  -----------   ---------
                                             607        552        1,276        1,054         501
                                       ---------  ---------  -----------  -----------   ---------
  Net Profits Royalties
     Sales...........................      3,521      2,456        6,414        4,631       2,528
     Operating Expenses..............       (981)      (902)      (1,783)      (1,669)       (797)
     Capital Expenditures............       (340)       (81)        (461)        (244)       (358)
                                       ---------  ---------  -----------  -----------   ---------
                                           2,200      1,473        4,170        2,718       1,373
                                       ---------  ---------  -----------  -----------   ---------
  Support Payments (Recoupments).....       (153)      (117)      (1,065)        (117)     --
                                       ---------  ---------  -----------  -----------   ---------
  Total Royalties....................      3,938      2,989        6,978        5,702       2,927
  Administrative Fee to Santa Fe.....        (57)       (54)        (112)        (107)        (57)
                                       ---------  ---------  -----------  -----------   ---------
  Payment Received...................      3,881      2,935        6,866        5,595       2,870
  Cash Advance From Santa Fe.........     --            100      --               200      --
  Repayment of Cash Advance from
     Santa Fe........................     --           (100)     --              (125)     --
  Cash Withheld for Trust Expenses...        (50)      (100)        (200)        (277)        (50)
                                       ---------  ---------  -----------  -----------   ---------
  Distributable Cash.................      3,831      2,835        6,666        5,393       2,820
                                       =========  =========  ===========  ===========   =========
  Distributable Cash Per Trust Unit
     (in dollars)....................    0.60812    0.45000      1.05812      0.85609     0.44757
                                       =========  =========  ===========  ===========   =========

     Oil prices in the second quarter of 1997, averaged $21.29 per barrel for the Wasson Royalties and $21.13 per barrel for the Net Profits Royalties compared to $18.67 per barrel and $15.71 per barrel, respectively, in the second quarter of 1996. Oil prices for the first six months of 1997 averaged $21.89 per barrel for the Wasson Royalties and $20.67 per barrel for the Net Profits Royalties compared to $17.80 per barrel and $15.40 per barrel, respectively, in the first six months of 1996. Oil prices in the third quarter of 1997 averaged $17.69 per barrel for the Wasson Royalties and $16.96 per barrel for the Net Profits Royalties.

     Natural gas prices in the second quarter of 1997 averaged $3.12 per Mcf compared to $1.79 per Mcf in the second quarter of 1996. Natural gas prices averaged $2.53 per Mcf in the first six months of 1997 compared to $1.60 per Mcf in the first six months of 1996. Natural gas sales prices averaged $2.36 per Mcf in the third quarter of 1997. Natural gas volumes decreased in the third quarter of 1997 due to the settlement of gas imbalances on certain properties totalling approximately 100,000 Mcf.

     Cash proceeds in the first and second quarters of 1997 were reduced by Support Payment recoupments of $912,000 and $153,000, respectively, and all Support Payments have been recouped. Future recoupments will be made only to the extent of future Support Payments. (see -- General; Liquidity and Capital Resources).

     Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the exploration and development of the Net Profits Properties. Capital expenditures for the first half of 1997 totalled $461,000 and are expected to total approximately $1,400,000 for the year 1997. Operating expenses for the Net Profits Royalties averaged $5.50 per barrel of oil equivalent ("BOE") in the second quarter of 1997 compared to $4.69 per BOE in the second quarter of 1996 primarily due to higher production and severance taxes and the timing of the payment of costs and expenses. Such expense for the third quarter of 1997 averaged $5.01 per BOE.

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

                                                        SEC FILE OR
                                                        REGISTRATION    EXHIBIT
                                                           NUMBER       NUMBER
                                                       --------------   -------
      3(a)*    Form of Trust Agreement of Santa Fe
                 Energy Trust.......................      33-51760         3.1
      4(a)*    Form of Custodial Deposit
                 Agreement..........................      33-51760         4.2
      4(b)*    Form of Secure Principal Energy
                 Receipt (included as Exhibit A to        33-51760         4.1
                 Exhibit 4(a))......................
     10(a)*    Form of Net Profits Conveyance
                 (Multi-State)......................      33-51760        10.1
     10(b)*    Form of Wasson Conveyance............      33-51760        10.2
     10(c)*    Form of Louisiana Mortgage...........      33-51760        10.3
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

Date:  August 11, 1997

     The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.