Form 10-Q
period 1997-09-30
SANTA FE ENERGY TRUST
filed 1997-11-14
CIK 893486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-11450

                              SANTA FE ENERGY TRUST

             (Exact name of registrant as specified in its charter)

             TEXAS                                              76-6081498
(State or other jurisdiction                                 (I.R.S. Employer
 of incorporation or organization)                          Identification No.)

                    TEXAS COMMERCE BANK NATIONAL ASSOCIATION
                            CORPORATE TRUST DIVISION
                             600 TRAVIS, SUITE 1150
                              HOUSTON, TEXAS 77002
               (Address of principal offices, including zip code)

        Registrant's telephone number, including area code (713) 216-5087


                                      NONE
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               Depository Units outstanding at October 31, 1997

                                  6,300,000

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SANTA FE ENERGY TRUST
          STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                          SEPTEMBER 30,           SEPTEMBER 30,
                                       ------------------    ------------------
                                         1997       1996       1997       1996
                                       -------    -------    -------    -------
Royalty income:
    ODC royalty ....................  $  1,053   $  1,246   $  3,650   $  3,293
    Willard royalty ................       501        635      1,777      1,689
    Net profits royalty ............     1,373      1,584      5,543      4,302
    Support payment recoupment .....      --         (375)    (1,065)      (492)
                                      --------   --------   --------   --------
Total royalties ....................     2,927      3,090      9,905      8,792
Administrative fee to Santa Fe
    Energy Resources, Inc. .........       (57)       (55)      (169)      (162)
Advance from Santa Fe Energy
    Resources, Inc. ................      --         --         --          200
Repayment of advance from
    Santa Fe Energy Resources, Inc.       --         (100)      --         (225)
Cash withheld for trust expenses ...       (50)      (100)      (250)      (377)
                                       -------    -------    -------    -------
Distributable cash .................  $  2,820   $  2,835   $  9,486   $  8,228
                                      ========   ========   ========   ========
Distributable cash per trust unit ..  $0.44757   $0.45000   $1.50569   $1.30609
                                      ========   ========   ========   ========
Trust units outstanding ............     6,300      6,300      6,300      6,300
                                      ========   ========   ========   ========

             STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                                 (IN THOUSANDS)
                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      1997           1996
                                                   --------       --------
                                                   (UNAUDITED)
                      ASSETS
Current assets:
    Cash ........................................  $    140       $     46
    Receivable from Santa Fe Energy
      Resources, Inc. ...........................      --              100
                                                   --------       --------
                                                        140            146
                                                   --------       --------
Investment in royalty interest, at cost .........    87,276         87,276
Less: accumulated amortization ..................   (45,181)       (39,002)
                                                   --------       --------
                                                     42,095         48,274
                                                   --------       --------
                                                   $ 42,235       $ 48,420
                                                   ========       ========
                   TRUST CORPUS
Trust corpus, 6,300,000 trust units issued and
  outstanding....................................  $ 42,235       $ 48,420
                                                   ========       ========
    SEE ACCOMPANYING NOTES

                              SANTA FE ENERGY TRUST
                STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)
                                 (IN THOUSANDS)


Balance at December 31, 1995 ...............................           $ 57,654
   Cash proceeds ...........................................             11,565
   Cash distributions ......................................            (11,063)
   Trust expenses ..........................................               (335)
   Amortization of royalty interests .......................             (9,401)
                                                                       --------
Balance at December 31, 1996 ...............................             48,420
   Cash proceeds ...........................................              9,736
   Cash distributions ......................................             (9,486)
   Trust expenses ..........................................               (256)
   Amortization of royalty interests .......................             (6,179)
                                                                       ========
Balance at September 30, 1997 ..............................           $ 42,235
                                                                       ========
   SEE ACCOMPANYING NOTES

                              SANTA FE ENERGY TRUST
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.     THE TRUST

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

      In November 1992, 5,725,000 Depository Units, each consisting of beneficial ownership of one unit of undivided beneficial interest in the Trust ("Trust Units") and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation maturing on or about February 15, 2008, were sold in a public offering for $20 per Depository Unit. A total of $114.5 million was received from public investors, of which $38.7 million was used to purchase the Treasury obligations and $5.7 million was used to pay underwriting commissions and discounts. Santa Fe received the remaining $70.1 million and 575,000 Depository Units. In the first quarter of 1994 Santa Fe sold in a public offering the 575,000 Depository Units which it held.

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

NOTE 2.     BASIS OF ACCOUNTING

      The financial statements of the Trust are prepared on the cash basis of accounting for revenues and expenses. Royalty income is recorded when received (generally during the quarter following the end of the quarter in which the income from the Royalty Properties is received by Santa Fe) and is net of any cash basis exploration and development expenditures and amounts reserved for any future exploration and development costs. Expenses

                              SANTA FE ENERGY TRUST
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 2.     BASIS OF ACCOUNTING (CONTINUED)

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

NOTE 3.     THE ROYALTY INTERESTS

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

                              SANTA FE ENERGY TRUST
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 4.     DISTRIBUTION TO TRUST UNIT HOLDERS

      The Trust has received royalty payments and made distributions as follows:

                                      ROYALTY                   DISTRIBUTIONS
                                      PAYMENT           ------------------------
                                      RECEIVED           AMOUNT   PER TRUST UNIT
                                      --------          -------   --------------
                                          (IN THOUSANDS, EXCEPT PER UNIT DATA)
1996
First quarter ..............         $ 2,660            $ 2,558     $0.40609
Second quarter .............           2,935(a)           2,835      0.45000
Third quarter ..............           3,035(b)           2,835      0.45000
Fourth quarter .............           2,935(c)           2,835      0.45000
                                     =======            =======     ========
                                     $11,565            $11,063     $1.75609
                                     =======            =======     ========
1997
First quarter ..............         $ 2,985(d)         $ 2,835     $0.45000
Second quarter .............           3,881(e)           3,831      0.60812
Third quarter ..............           2,870              2,820      0.44757

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

      Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's average price for crude oil, which was $21.23 per barrel in the second quarter of 1997, declined to $17.38 per barrel in the third quarter of 1997 and declined to $16.70 per barrel in the fourth quarter of 1997.

Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's average price for natural gas, which was $3.12 per Mcf in the second quarter of 1997, declined to $2.36 per Mcf in the third quarter of 1997 and declined to $2.06 per Mcf in the fourth quarter. (see -- Results of Operations).

RESULTS OF OPERATIONS

      Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payments of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the fourth quarter of 1997 reflects revenues received and costs and expenses paid by Santa Fe in the third quarter of 1997. On November 28, 1997 the Trust will make a cash distribution of $2,868,200, or $0.45527 per Trust Unit, to unitholders of record on November 14, 1997.

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED              FOURTH
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                      -------------------------       -----------------------------        QUARTER
                                                        1997             1996             1997              1996             1997
                                                      ---------       ---------       -----------       -----------       ---------
VOLUMES AND PRICES
 Oil volumes (Bbls):
  Wasson ODC royalty ...........................         66,800          64,600           198,200           193,000          66,800
  Wasson Willard royalty .......................         31,100          32,400            94,600            98,600          31,100
  Net profits royalty ..........................         74,694          71,685           228,178           228,225          72,041
 Gas volumes (Mcf):
  Net profits royalty ..........................        506,444         595,150         1,776,869         1,978,812         718,478
 Oil average prices ($/Bbl):
  Wasson ODC royalty ...........................      $   17.69       $   21.31       $     20.47       $     18.98       $   17.02
  Wasson Willard royalty .......................          17.69           21.32             20.52             18.94           16.99
  Net profits royalty ..........................          16.96           18.63             19.46             16.41           16.27
 Gas average prices ($/Mcf):
  Net profits royalty ..........................           2.36            1.98              2.48              1.72            2.06

CASH PROCEEDS AND DISTRIBUTABLE CASH
(IN THOUSANDS, EXCEPT PER UNIT DATA)
 Wasson ODC royalty:
  Sales ........................................      $   1,182       $   1,377       $     4,058       $     3,663       $   1,137
  Operating expenses ...........................           (129)           (131)             (408)             (370)           (128)
                                                      ---------       ---------       -----------       -----------       ---------
                                                          1,053           1,246             3,650             3,293           1,009
                                                      ---------       ---------       -----------       -----------       ---------
 Wasson Willard royalty:
  Sales ........................................            550             691             1,941             1,868             528
  Operating expenses ...........................            (49)            (56)             (164)             (179)            (48)
                                                      ---------       ---------       -----------       -----------       ---------
                                                            501             635             1,777             1,689             480
                                                      ---------       ---------       -----------       -----------       ---------
 Net profits royalty:
  Sales ........................................          2,528           2,555             8,942             7,186           2,659
  Operating expenses ...........................           (797)           (810)           (2,580)           (2,479)           (766)
  Capital expenditures .........................           (358)           (161)             (819)             (405)           (407)
                                                      ---------       ---------       -----------       -----------       ---------
                                                          1,373           1,584             5,543             4,302           1,486
                                                      ---------       ---------       -----------       -----------       ---------

 Support payment (recoupment) ..................           --              (375)           (1,065)             (492)           --
                                                      ---------       ---------       -----------       -----------       ---------

 Total royalties ...............................          2,927           3,090             9,905             8,792           2,975

 Administrative fee to Santa Fe ................            (57)            (55)             (169)             (162)            (57)
                                                      ---------       ---------       -----------       -----------       ---------
 Payment received ..............................          2,870           3,035             9,736             8,630           2,918
 Cash advance from Santa Fe ....................           --              --                --                 200            --
 Repayment of cash advance from Santa-Fe .......           --              (100)             --                (225)           --
 Cash withheld for trust expenses ..............            (50)           (100)             (250)             (377)            (50)
                                                      ---------       ---------       -----------       -----------       ---------
 Distributable cash ............................      $   2,820       $   2,835       $     9,486       $     8,228       $   2,868
                                                      =========       =========       ===========       ===========       =========

 Distributable cash per unit ...................      $ 0.44757       $ 0.45000       $   1.50569       $   1.30609       $ 0.45527
                                                      ---------       ---------       -----------       -----------       ---------

      The distribution for the second quarter of 1997 of $0.60812 per Unit was the highest since the inception of the Trust and reflected the small amount of the remaining recoupment of Support Payments and the high sales prices received for oil and gas produced in the latter part of the fourth quarter of 1996 and early in the first quarter of 1997. Such prices began to decline in February 1997 and the distribution for the fourth quarter of 1997 will total $0.45527 per Unit.

      Oil prices in the third quarter of 1997, averaged $17.69 per barrel for the Wasson Royalties and $16.96 per barrel for the Net Profits Royalties compared with $21.31 per barrel and $18.63 per barrel, respectively, in the third quarter of 1996. Oil prices for the first nine months of 1997 averaged $20.49 per barrel for the Wasson Royalties and $19.46 per barrel for the Net Profits Royalties compared with $18.97 per barrel and $16.41 per barrel, respectively, in the first nine months of 1996. Oil prices in the fourth quarter of 1997 averaged $17.01 per barrel for the Wasson Royalties and $16.27 per barrel for the Net Profits Royalties.

      Natural gas prices in the third quarter of 1997 averaged $2.36 per Mcf compared with $1.98 per Mcf in the third quarter of 1996. Natural gas prices averaged $2.48 per Mcf in the first nine months of 1997 compared with $1.72 per Mcf in the first nine months of 1996. Natural gas sales prices averaged $2.06 per Mcf in the fourth quarter of 1997. Natural gas volumes decreased in the third quarter of 1997 due to the settlement of gas imbalances on certain properties totalling approximately 95,000 Mcf, and increased in the fourth quarter of 1997 as an effect of the third quarter imbalance settlements and timing of receipts.

      Cash proceeds in the first nine months of 1997 were reduced by Support Payment recoupments of $1,065,000; all Support Payments have been recouped. Future recoupments will be made only to the extent of future Support Payments. (see -- General; Liquidity and Capital Resources).

      Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the exploration and development of the Net Profits Properties. Capital expenditures for the first nine months of 1997 totalled $819,000 and will total approximately $1,226,000 for the year 1997. Operating expenses for the Net Profits Royalties averaged $4.92 per barrel of oil equivalent ("BOE") in the third quarter of 1997 compared with $4.74 per BOE in the third quarter of 1996 primarily due to higher production and severance taxes and the timing of the payment of costs and expenses. Such expense for the fourth quarter of 1997 averaged $3.99 per BOE.

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

PART II.    OTHER INFORMATION

ITEMS 1, 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits
                                                     SEC FILE OR
                                                     REGISTRATION     EXHIBIT
                                                       NUMBER         NUMBER
                                                     ------------    ----------
3(a)*     Form  of  Trust   Agreement  of  Santa  Fe
          Energy Trust                                33-51760       3.1

4(a)*     Form of Custodial Deposit Agreement         33-51760       4.2

4(b)*     Form of Secure  Principal  Energy  Receipt
          (included as Exhibit A to Exhibit 4(a))     33-51760       4.1
          Form of Net Profits Conveyance

10(a)*    (Multi-State)                               33-51760       10.1

10(b)*    Form of Wasson Conveyance                   33-51760       10.2

10(c)*    Form of Louisiana Mortgage                  33-51760       10.3

27        Financial Data Schedules

(*) Indicates exhibit filed incorporated herein by reference

(b)  Reports on Form 8-K
          None

                                    SIGNATURE

Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 1997.

                                         SANTA FE ENERGY TRUST
                                              (Registrant)

                                    By:  TEXAS COMMERCE BANK NATIONAL
                                           ASSOCIATION, TRUSTEE

Date:  NOVEMBER 14, 1997            /s/  PETE FOSTER
                                         Pete Foster
                                         Senior Vice President & Trust Officer


      The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.