Form 10-K
period 1997-12-31
SANTA FE ENERGY TRUST
filed 1998-03-27
CIK 893486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR
   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
           TRANSACTION PERIOD FROM ______________ TO _______________

                         COMMISSION FILE NUMBER 1-11450

                             SANTA FE ENERGY TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                TEXAS                             76-6081498
   (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

        CHASE BANK OF TEXAS,
        NATIONAL ASSOCIATION
        GLOBAL TRUST SERVICES
       600 TRAVIS, SUITE 1150
           HOUSTON, TEXAS
   (ADDRESS OF PRINCIPAL EXECUTIVE                  77002
              OFFICES)                            (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 216-5087
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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ____
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of 6,300,000 Depositary Units in Santa Fe Energy Trust held by non-affiliates of the registrant at the closing sales price on February 27, 1998, of $20 3/8 was $128,362,500.

         Depositary Units outstanding at February 27, 1998 -- 6,300,000
                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     None.

                               TABLE OF CONTENTS

                                     PART I

                                                                     PAGE
                                                                     ----
Item  1. Business.................................................     1
                                                                       1
         Description of the Trust.................................
                                                                       7
         Description of the Trust Units and Depositary Units......
                                                                      15
         Description of the Treasury Obligations..................
                                                                      15
         Description of the Royalty Properties....................
                                                                      24
         Competition and Markets..................................
                                                                      25
         Governmental Regulation..................................
Item  2. Properties...............................................    27
Item  3. Legal Proceedings........................................    27
Item  4. Submission of Matters to a Vote of Security Holders......    27

                                    PART II

Item  5. Market for the Registrant's Common Equity and Related        28
           Holder Matters.........................................
Item  6. Selected Financial Data..................................    28
Item  7. Management's Discussion and Analysis of Financial            28
           Condition and Results of
           Operations.............................................
Item  8. Financial Statements and Supplementary Data..............    32
Item  9. Changes in and Disagreements with Accountants on             32
           Accounting and Financial
           Disclosure.............................................

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.......    32
Item 11. Executive Compensation...................................    32
Item 12. Security Ownership of Certain Beneficial Owners and          32
           Management.............................................
Item 13. Certain Relationships and Related Transactions...........    32

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on      33
           Form 8-K...............................................
SIGNATURES........................................................    42

CERTAIN DEFINITIONS

     As used herein, the following terms have the meanings indicated: "Bbl" means barrel, "MBbl" means thousand barrels, "Mcf" means thousand cubic feet and "MMcf" means million cubic feet. Natural gas volumes are converted to "barrels of oil equivalent" using the ratio of 6.0 Mcf of natural gas to 1.0 barrel of crude oil.

                                     PART I

ITEM 1.  BUSINESS

                            DESCRIPTION OF THE TRUST

     The Santa Fe Energy Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, Chase Bank of Texas, National Association, formerly Texas Commerce Bank National Association, (the "Trustee"), 600 Travis, Suite 1150, Houston, Texas 77002. The telephone number of the Trust is (713) 216-5087.

     The Trust was formed pursuant to an Organizational Trust Agreement dated as of October 22, 1992. Effective November 19, 1992, the Organizational Trust Agreement was amended and restated by the Trust Agreement of Santa Fe Energy Trust between Santa Fe Energy Resources, Inc. (Santa Fe) and Chase Bank of Texas, National Association (the "Trust Agreement"). Under the terms of the Trust Agreement, Santa Fe conveyed royalty interests in certain oil and gas properties to the Trust. In exchange for the conveyance of such royalty interests, the Trust issued 6,300,000 units of undivided beneficial interest ("Trust Units"). The Trust Units and the Treasury Obligations (hereinafter defined) were deposited with Chase Bank of Texas, National Association as depositary (the "Depositary") in exchange for 6,300,000 Depositary Units (hereinafter defined). Each Depositary Unit consists of beneficial ownership of one Trust Unit and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation ("Treasury Obligation") maturing on February 15, 2008 ("Liquidation Date"). The
Depositary Units are evidenced by Secure Principal Energy Receipts ("SPERs"), which are issued and transferable only in denominations of 50 Depositary Units or an integral multiple thereof. The Depositary Units are traded on the New York Stock Exchange under the symbol SFF.

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

     The Trustee is paid an annual fee of approximately $12,500. The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. Trustee fees and Trust administrative expenses totalled $269,000 in 1997, although such costs could be greater or less in subsequent periods depending on future events. In addition, the Trust paid Santa Fe an annual fee of $226,000 in 1997. Such fee will increase by 3.5% per year, payable quarterly, to reimburse Santa Fe for overhead expenses.

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

                                   WASSON ODC ROYALTY      WASSON ODC ROYALTY
     CALENDAR QUARTERS              QUARTERLY GROSS           MAXIMUM NET
    IN THE YEAR ENDING                 PRODUCTION              QUARTERLY
       DECEMBER 31,                LIMITATION (MBBLS)      PRODUCTION (MBBLS)
--------------------------------   ------------------      ------------------
1998............................           532                    65.9
1999............................           561                    69.5
2000............................           522                    64.7
2001............................           504                    62.5
2002............................           530                    65.7
2003............................           582                    72.1
2004............................           604                    74.9
2005............................           536                    66.4
2006............................           502                    62.2
2007............................           486                    60.2

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

                                      WASSON WILLARD          WASSON WILLARD
      CALENDAR QUARTERS             ROYALTY QUARTERLY        ROYALTY MAXIMUM
     IN THE YEAR ENDING              GROSS PRODUCTION         NET QUARTERLY
        DECEMBER 31,                LIMITATION (MBBLS)      PRODUCTION (MBBLS)
---------------------------------   ------------------      ------------------
 1998............................           437                    29.9
 1999............................           390                    26.7
 2000............................           323                    22.1
 2001............................           268                    18.3
 2002............................           222                    15.2
 2003............................           175                    12.0

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

SUPPORT PAYMENTS

     The Wasson Conveyance provides that the Trust is entitled to additional quarterly royalty payments ("Support Payments"), subject to certain limitations herein described, out of Santa Fe's remaining royalty interests in the Wasson ODC Unit during the period ending on December 31, 2002 (the "Support Period") in the event that the net cash available for distribution to Holders from the Royalty Interests for any calendar quarter during the Support Period is less than an amount sufficient to distribute to Holders a minimum supported quarterly royalty per Depositary Unit equal to $0.40 per Depositary Unit (the "Minimum Quarterly Royalty"). Distributions paid in 1994 and 1995 included Support Payments of $868,000 (approximately $0.14 per Depositary Unit) and $1,206,000 (approximately $0.19 per Depositary Unit), respectively. The Support Payments paid in 1994 were required primarily due to lower realized oil prices and capital expenditures incurred with respect to the Net Profits Properties, a substantial portion of which related to the drilling of new wells. The Support Payments paid in 1995 were required primarily due to lower natural gas prices and a continuation of drilling expenditures. In 1996 and through the first six months of 1997 Santa Fe recouped Support Payments made in prior periods totalling $1,009,000 (approximately $0.16 per Depositary Unit) and $1,065,000 (approximately $0.17 per Depositary Unit), respectively (see "-- Reduction of Royalty Interests"). Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.40 per Depositary Unit per quarter.

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

OTHER MATTERS

     Payments to the Trust are attributable to the sale of depleting assets. Thus, the reserves attributable to the Royalty Properties are expected to decline over time. Based on the estimated production volumes in the Reserve Report (hereinafter defined), on a barrel of oil equivalent basis, the oil and gas production from proved reserves attributable to the Trust in the year preceding the Liquidation Date is expected to be approximately 42% of the oil and gas production attributable to the Trust in 1997.

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

     The tertiary recovery operations in the Wasson Field have required substantial capital expenditures and will involve future capital expenditures for CO2 acquisition, particularly in the Wasson Willard Unit. A prolonged oil price downturn could cause the operators in the Wasson Field to reassess the economic viability of production operations notwithstanding their substantial investment. Such decisions will not be in the control of either Santa Fe or the Trustee and could have the effect of substantially reducing expected production from the Wasson Field.

     The current operators of the Royalty Properties are under no obligation to continue operating such properties, and neither the Trustee, the Holders nor Santa Fe will be able to appoint or control the appointment of replacement operators. The operators of the Net Profits Properties and any transferee have the right to abandon any well or property on a Net Profits Property, if, in their opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities, and upon termination of any such lease that portion of the Net Profits Royalties relating thereto will be extinguished.

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

  CLASSIFICATION AND TAXATION OF THE TRUST

     Under current law, the Trust is classified for federal income tax purposes as a grantor trust. As a grantor trust, the Trust is not subject to tax. For tax purposes, Holders are considered to own and receive the Trust's income and principal as though no trust were in existence. The Trust files an information return, reporting all items of income, credit or deduction which must be included in the tax returns of Holders.

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

     The allowance for depletion with respect to a property is determined annually and is the greater of cost depletion or, if allowable, percentage depletion. Percentage depletion is generally available to "independent producers" (generally persons who are not substantial refiners or retailers of oil or gas or their primary products) on the equivalent of 1,000 barrels of production per day. Percentage depletion is a statutory allowance equal to 15% of the gross income from production from a property, subject to a net income limitation which is 100% of the taxable income from the property, computed without regard to depletion deductions and certain loss carrybacks. For tax years beginning after December 31, 1997, and before January 1, 2000, the 100% of taxable income limitation on percentage depletion does not apply to "marginal production." Marginal production includes (i) "stripper well property," generally defined as a domestic crude oil or natural gas property producing 15 barrel equivalents or less per day per well, and (ii) "heavy oil," generally defined as domestic crude oil produced from any property if such crude oil had a weighted average gravity of 20 degrees API or less. The depletion deduction attributable to percentage depletion for a taxable year is limited to 65% of the taxpayer's taxable income for the year before allowance of "independent producers" percentage depletion and certain loss carrybacks. Unlike cost depletion, percentage depletion is not limited to the adjusted tax basis of the property, although it reduces such adjusted tax basis (but not below zero).

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

  SALE OF DEPOSITARY UNITS; DEPLETABLE BASIS

     Generally, a Holder will realize gain or loss on the sale or exchange of his Depositary Units measured by the difference between the amount realized on the sale or exchange and his adjusted basis for such Depositary Units. Gain or loss on the sale of Depositary Units by a Holder who is not a dealer with respect to such Depositary Units and who has a holding period for the Depositary Units of more than one year may be eligible for lower capital gains rate, except to the extent of the depletion recapture amount. In accordance with recent changes in the capital gains tax rate, capital gains of each noncorporate Holder arising from a sale of Depository Units generally will be subject to tax at a rate of (i) 28% if such Depository Units have been held for more than 12 months but not more than 18 months, or (ii) 20% if such Depository Units have been held for more than 18 months. These capital gains tax rates are further reduced to (i) 15%, or (ii) 10%, respectively, if the noncorporate Holder is taxed at only the lowest Federal income tax rate on all of its taxable income (i.e., the noncorporate Holder is in the 15% tax bracket). If a noncorporate Holder has held the Depository Units for 12 months or less, any such capital gain recognized on the sale of such Depository Units will be subject to tax at ordinary income tax rates (of which the maximum rate is 39.6%)

     A Holder's initial basis in his Depositary Units is equal to the amount paid for such Depositary Units. Such basis is increased by the amount of any OID interest income recognized by the Holder attributable to the Treasury Obligations. Such basis is reduced by deductions for depletion claimed by the Holder (but not below zero). In addition, such basis is reduced by the amount of any payments attributable to the Wasson Royalties which are treated as payments of principal under the OID rules. For Federal income tax purposes, the sale of a Depositary Unit is treated as a sale by the Holder of his interest in the Treasury Obligations and the assets of the Trust. Thus, upon the sale of Depositary Units, a Holder must treat as ordinary income his depletion recapture amount, which is an amount equal to the lesser of (i) the gain on that sale attributable to disposition of the Net Profits Royalties or (ii) the sum of the prior depletion deductions taken with respect to the Net Profits Royalties (but not in excess of the initial basis of such Depositary Units allocated to the Net Profits Royalties). It is possible that the IRS would take the position that a portion of the sales proceeds is ordinary income to the extent of any accrued income at the time of sale allocable to the Depositary Units sold, but which is not distributed to the selling Holder.

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

                     DESCRIPTION OF THE ROYALTY PROPERTIES

THE WASSON PROPERTIES

     The Wasson Royalties were conveyed to the trust out of Santa Fe's 12.3934% royalty interest in the Wasson ODC Unit and its 6.8355% royalty interest in the Wasson Willard Unit, located in the Wasson Field. Santa Fe also owns working interests in each of these units. The Wasson Field has been significantly redeveloped for tertiary recovery operations utilizing CO2 flooding, which commenced in 1984. Most of the capital expenditures for plant, facilities, wells and equipment necessary for such tertiary recovery operations have been made, although ongoing capital expenditures for CO2 acquisition will be required to complete the flood of the Wasson Field, particularly the Wasson Willard Unit.

The Wasson Royalties are not subject to development costs or operating costs (including CO2 acquisition costs).

     The Wasson ODC Unit and the Wasson Willard Unit are production units formed by the various interest owners in the Wasson Field to facilitate development and production of certain geographically concentrated leases. The Wasson ODC Unit covers approximately 7,840 acres with approximately 315 producing wells and is operated by Altura Energy, Ltd. The Wasson Willard Unit covers approximately 13,520 acres with approximately 335 producing wells and is operated by a subsidiary of Atlantic Richfield Company. Production attributable to Santa Fe's royalty interests in the Wasson ODC Unit and Wasson Willard Unit is marketed by Santa Fe and in some cases is sold at the wellhead at market responsive prices that approximate spot oil prices for West Texas Sour crude, and in other cases is sold at points within common carrier pipeline systems on terms whereby Santa Fe pays the cost of transporting same to such points. Santa Fe may sell its royalty interests in the Wasson Field subject to and burdened by the Wasson Royalties, without the consent of the Trustee of the Trust or the Holders. The Wasson Royalties may not be sold by the Trust without the consent of Santa Fe.

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

     Santa Fe estimates that as of December 31, 1997, the Net Profits Properties covered approximately 246,000 gross acres (approximately 36,000 net to Santa
Fe). Productive well information generally is not made available by operators to owners of royalties and overriding royalties. Accordingly, such information is unavailable to Santa Fe for the Net Profits Properties.

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

RESERVES

     A study of the proved oil and gas reserves attributable to the Trust as of December 31, 1997 has been made by Ryder Scott Company, independent petroleum consultants. The following letter (Reserve Report) summarizes such reserve study. The Trust has not filed reserve estimates covering the Royalty Properties with any other Federal authority or agency.

                            (RYDER SCOTT LETTERHEAD)

                                January 29, 1998

Santa Fe Energy Resources, Inc.
1616 South Voss Road
Houston, Texas 77057-2696

Gentlemen:

     Pursuant to your request, we present below our estimates of the net proved reserves attributable to the interests of the Santa Fe Energy Trust (Trust) as of December 31, 1997. The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Santa Fe Energy Resources, Inc. (Santa Fe). The interests conveyed to the Trust consist of royalty interests in the Wasson Field, Texas (Wasson Royalties) and a net profits interest derived from working and royalty interests in numerous other properties (Net Profits Royalties). The properties included in the Trust are located in the states of Alabama, Arkansas, California, Colorado, Kansas, Louisiana, Mississippi, New Mexico, North Dakota, Oklahoma, Texas, Wyoming, and in state waters offshore Louisiana.

     The estimated reserve quantities and future income quantities presented in this report are related to a large extent to hydrocarbon prices. Hydrocarbon prices in effect at December 31, 1997 were used in the preparation of this report as required by Securities and Exchange Commission (SEC) and Financial Accounting Standards Bulletin No. 69 (FASB 69) guidelines; however, actual future prices may vary significantly from December 31, 1997 prices for reasons discussed in more detail in other sections of this report. Therefore, quantities of reserves actually recovered and quantities of income actually received may differ significantly from the estimated quantities presented in this report.

                                                    SANTA FE ENERGY TRUST
                                                   AS OF DECEMBER 31, 1997
                                        ---------------------------------------------
                                                              ESTIMATED      PRESENT
                                                              FUTURE NET      VALUE
                                        LIQUIDS     GAS      CASH INFLOWS     AT 10%
                                        (MBBLS)    (MMCF)        (M$)          (M$)
                                        -------    ------    ------------    --------
Proved Net Developed and Undeveloped
  Wasson ODC Royalty.................    3,294         0        50,011         32,510
  Wasson Willard Royalty.............      496         0         7,452          5,897
  Net Profits Royalties..............    1,028     6,744        30,446         19,359
                                        -------    ------    ------------    --------
           Totals....................    4,818     6,744        87,909         57,766
                                        =======    ======    ============    ========

Proved Net Developed
  Wasson ODC Royalty.................    3,294         0        50,011         32,510
  Wasson Willard Royalty.............      496         0         7,452          5,897
  Net Profits Royalties..............    1,026     6,655        30,211         19,213
                                        -------    ------    ------------    --------
           Totals....................    4,816     6,655        87,674         57,620
                                        =======    ======    ============    ========

     The estimated proved reserves and income quantities for the Wasson Royalties presented in this report are calculated by multiplying the net revenue interest attributable to each of the Wasson Royalties by the total amount of oil estimated to be economically recoverable from the respective productive units, subject to production limitations applicable to the Wasson Royalties and additional

"Support Payments", which have been described to us by Santa Fe. For purposes of this report, the volume of reserves attributable to the Support Payments is calculated assuming an additional royalty interest in the Wasson ODC property.

     Reserve quantities are calculated differently for the Net Profits Royalties because such interests do not entitle the Trust to a specific quantity of oil or gas but to 90 percent of the Net Proceeds derived therefrom. Accordingly, there is no precise method of allocating estimates of the quantities of proved reserves attributable to the Net Profits Royalties between the interest held by the Trust and the interests to be retained by Santa Fe. For purposes of this presentation, the proved reserves attributable to the Net Profits Royalties have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Royalties. Accordingly, the reserves presented for the Net Profits Royalties reflect quantities of oil and gas that are free of future costs or expenses based on the price and cost assumptions utilized in this report. The allocation of proved reserves of the Net Profits Properties between the Trust and Santa Fe will vary in the future as relative estimates of future gross revenues and future net incomes vary. Furthermore, Santa Fe requested that, for purposes of our report, the Net Profits Royalties be calculated beyond the Liquidation Date of December 31, 2007, even though by the terms of the Trust Agreement the Net Profits Royalties will be sold by the Trustee on or about this date and a liquidating distribution of the sales proceeds from such sale would be made to holders of Trust Units.

     Santa Fe has indicated that the conveyance of the Wasson Royalties to the Trust provides that the Trust will receive additional income from the Wasson ODC Unit through Support Payments. Payment of the additional income is subject to numerous limitations which are detailed in the Conveyance. Based on the production profiles and pricing assumptions in this report and the terms of the Conveyance as described to us by Santa Fe, $9,664,168 is required from future Support Payments as of December 31, 1997. The tables shown on page 21 include 637,274 barrels of oil, $9,664,168 of estimated future net revenue, and $6,919,284 of discounted estimated future net revenue with respect to the Support Payments. Based on the terms of the Conveyance, the Support Payments are limited to a total payment of $20,000,000 from inception through 2002, which is the time the Support Payments are terminated. As of December 31, 1997, all previous Support Payments have been recouped, so the remaining maximum obligation with respect to the Support Payments is $20,000,000. In accordance with information provided by Santa Fe, we have calculated total estimated net revenue of $25,715,244 to be available for Support Payments as of December 31, 1997.

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

     Proved reserves of crude oil, condensate, natural gas, and natural gas liquids are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalation based on future conditions. Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation tests. In certain instances, proved reserves are assigned on the basis of a combination of core analysis and electrical and other type logs which indicate the reservoirs are analogous to reservoirs in the same field

                    RYDER SCOTT COMPANY PETROLEUM ENGINEERS
which are producing or have demonstrated the ability to produce on a formation test. The area of a reservoir considered proved includes (1) that portion delineated by drilling and defined by fluid contacts, if any, and (2) the adjoining portions not yet drilled that can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of data on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Reserves that can be produced economically through the application of improved recovery techniques are included in the proved classification when these qualifications are met: (1) successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based, and (2) it is reasonably certain the project will proceed. Improved recovery includes all methods for supplementing natural reservoir forces and energy, or otherwise increasing ultimate recovery from a reservoir, including (1) pressure maintenance, (2) cycling, and (3) secondary recovery in its original sense. Improved recovery also includes the enhanced recovery methods of thermal, chemical flooding, and the use of miscible and immiscible displacement fluids. Proved natural gas reserves are comprised of non-associated, associated, and dissolved gas. An appropriate reduction in gas reserves has been made for the expected removal of natural gas liquids, for lease and plant fuel, and the exclusion of non-hydrocarbon gases if they occur in significant quantities and are removed prior to sale. Estimates of proved reserves do not include crude oil, natural gas, or natural gas liquids being held in underground storage. Proved reserves are estimates of hydrocarbons to be recovered from a given date forward. They may be revised as hydrocarbons are produced and additional data become available.

     Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved. Developed reserves may be subcategorized as follows:

        PRODUCING

        Reserves sub-categorized as producing are expected to be recovered from completion intervals which are open and producing at the time of the estimate. Improved recovery reserves are considered producing only after the improved recovery project is in operation.

        NON-PRODUCING

        Reserves sub-categorized as non-producing include shut-in and behind pipe reserves. Shut-in reserves are expected to be recovered from (1) completion intervals which are open at the time of the estimate but which have not started producing, (2) wells which were shut-in for market conditions or pipeline connections, or (3) wells not capable of production for mechanical reasons. Behind pipe reserves are expected to be recovered from zones in existing wells, which will require additional completion work or future recompletion prior to the start of production.

     Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with reasonable certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves are attributable to any acreage for which an application of fluid injection or other improved technique is contemplated, only when such techniques have been proved effective by actual tests in the area in the same reservoir.

                    RYDER SCOTT COMPANY PETROLEUM ENGINEERS

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

     In accordance with the requirements of FASB 69, our estimates of future cash inflows, future costs, and future net cash inflows before income tax, as well as our estimated reserves quantities, as of December 31, 1997 from this report are presented below:

                                                           SANTA FE ENERGY TRUST
                                                          AS OF DECEMBER 31, 1997
                                        ------------------------------------------------------------
                                              NET PROFITS ROYALTIES
                                        ----------------------------------
                                         ROYALTY       WORKING                  WASSON
                                        INTERESTS      INTERESTS  TOTALS       ROYALTIES    TOTALS
                                        ---------      -------   ---------     ---------   ---------
Total Proved
  Future Cash Inflows (M$)...........      15,729      14,717       30,446       62,161       92,607
  Future Costs
     Production (M$).................           0           0            0        4,698        4,698
     Development (M$)................           0           0            0            0            0
                                        ---------      -------   ---------     ---------   ---------
           Total Costs (M$)..........           0           0            0        4,698        4,698
  Future Net Cash Inflows Before
     Income Tax (M$).................      15,729      14,717       30,446       57,463       87,909
  Present Value at 10% Before
     Income Tax (M$).................       9,211      10,148       19,359       38,407       57,766

                                                            SANTA FE ENERGY TRUST
                                                           AS OF DECEMBER 31, 1997
                                        -------------------------------------------------------------
                                              NET PROFITS ROYALTIES
                                        ----------------------------------
                                         ROYALTY       WORKING                   WASSON
                                        INTERESTS      INTERESTS    TOTALS      ROYALTIES      TOTALS
                                        ---------      -------      ------      ---------      ------
Proved Net Developed Reserves
  Liquids (MBbls)                           675           351        1,026        3,790         4,816
  Gas (MMCF).........................     2,557         4,098        6,655            0         6,655
Proved Net Undeveloped Reserves
  Liquids (MBbls)....................         0             2            2            0             2
  Gas (MMCF).........................         0            89           89            0            89
Total Proved Net Reserves
  Liquids (MBbls)....................       675           353        1,028        3,790         4,818
  Gas (MMCF).........................     2,557         4,187        6,744            0         6,744

     In the case of the Wasson Royalties, the future case inflows are gross revenues after gathering and transportation costs where applicable, but before any other deductions. The production costs are based on current data and include production taxes and ad valorem taxes provided by Santa Fe.

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

     Santa Fe furnished us gas prices in effect at December 31, 1997 and with its forecasts of future gas prices which take into account Securities and Exchange Commission guidelines, current market prices, regulations under the Nature Gas Policy Act of 1978 and the Gas Decontrol Act of 1989, contract prices and fixed and determinable price escalations where applicable. In accordance with

                    RYDER SCOTT COMPANY PETROLEUM ENGINEERS

Securities and Exchange Commission guidelines, the future gas prices used in this report make no allowances for future gas price increases which may occur as a result of inflation nor do they account for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be different than December gas prices. In those cases where contract market-out has occurred, the current market price was held constant to depletion of the reserves. In those cases where market-out has not occurred, contract gas prices including fixed and determinable escalations, exclusive of inflation adjustments, were used until the contract expires and then reduced to the current market price for similar gas in the area and held at this reduced price to depletion of the reserves.

     Santa Fe furnished us with liquid prices in effect at December 31, 1997 and these prices were held constant to depletion of the properties. In accordance with Securities and Exchange Commission guidelines, changes in liquid prices subsequent to December 31, 1997 were not considered in this report.

     Operating costs for the leases and wells in this report were provided by Santa Fe and include only those costs directly applicable to the leases or wells. When applicable, the operating costs include a portion of general and administrative costs allocated directly to the leases and wells under terms of operating agreements. Development costs were furnished to us by Santa Fe and are based on authorizations for expenditure for the proposed work or actual costs for similar projects. The current operating and development costs were held constant throughout the life of the properties. The estimated net costs of abandonment after salvage was included for all properties where abandonment costs net of salvage, as estimated by Santa Fe, are significant. The estimates of the net abandonment costs furnished by Santa Fe were accepted without independent verification.

     No deduction was made for indirect costs such as general administration and overhead expenses, loan repayments, interest expenses, and exploration and development prepayments. No attempt has been made to quantify or otherwise account for any accumulated gas production imbalances that may exist.

     Our reserve estimates are based upon a study of the properties in which the Trust has interests; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities which may exist nor were any costs included for potential liability to restore and clean up damages, if any, caused by past operating practices. Santa Fe informed us that it has furnished us all of the accounts, records, geological and engineering data and reports and other data required for our investigation. The ownership interest, terms of the Trust, prices, taxes, and other factual data furnished to us in connection with our investigation were accepted as represented. The estimates presented in this report are based on data available through August 1997.

     The reserves included in this report are estimates only and should not be construed as being exact quantities. They may or may not be actually recovered. Estimates of proved reserves may increase or decrease as a result of future operations of Santa Fe. Moreover, due to the nature of the Support Payments and the Net Profits Royalties, a change in the future costs, or prices, or capital expenditures different from those projected herein may result in a change in the computed reserves and the Net Proceeds to the Trust even if there are no revisions or additions to the gross reserves attributed to the property.

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

                    RYDER SCOTT COMPANY PETROLEUM ENGINEERS

The future prices received for the sale of the production may be higher than the prices used in this report as described above, and the operating costs and other costs relating to such production may also increase or decrease from existing levels; however, such possible changes in prices and costs were, in accordance with rules adopted by the Securities and Exchange Commission, omitted from consideration in preparing this report.

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

                                          Very truly yours,
                                          RYDER SCOTT COMPANY
                                          PETROLEUM ENGINEERS

                                          /S/ Fred W. Ziehe, P.E.
                                          Senior Vice President

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

     MARKETS. Production attributable to Santa Fe's royalty interests in the Wasson ODC Unit and the Wasson Willard Unit is marketed by Santa Fe and is in some cases sold at the wellhead at market responsive prices that approximate spot oil prices for West Texas sour crude, and in other cases is traded at points within common carrier pipeline systems.

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

     In addition, FERC currently has under consideration various policies and proposals in addition to those discussed above that may affect the marketing of gas under new and existing contracts. For example, the FERC has conducted hearings and issued a number of orders addressing pipeline-performed gathering and what facts and circumstances distinguish unregulated gathering performed by non-pipeline entities from jurisdictional transportation performed by pipelines. As a result of this process, the FERC has issued a number of orders authorizing the interstate pipelines to "spin down" to unregulated affiliates or to "spin off" to third parties their gathering facilities. Various groups, including producer groups, have objected to this action on the ground that FERC deregulation of interstate pipeline-related gathering could imperil open access and allow monopolization to occur. A federal appellate court has affirmed the FERC's policies on gathering, however, and the FERC has encouraged the various state regulatory agencies to assume the primary role of regulating gatherers. Moreover, the FERC initiated a rulemaking on alternative methods of pipeline rate regulation, including market-based rates and so-called "incentive rates" which could displace its historic reliance on cost-of-service rate regulation for regulated entities such as pipelines and gas storers. With respect to these and other FERC initiatives, the full impact that any such action or new regulations issued thereunder by FERC may have on the Net Profits Properties cannot be predicted.

     LEGISLATIVE PROPOSALS. In the past, Congress has been very active in the area of gas regulation. However, as discussed above, the more recent trend has been in favor of deregulation and the promotion of competition in the gas industry. Thus, in addition to "first sale" deregulation, Congress also repealed incremental pricing requirements and gas use restraints previously applicable. There are other legislative proposals pending in the Federal and state legislatures which, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on the Royalty Properties and the Trust. Similarly, and despite the trend toward federal deregulation of the natural gas industry, whether or to what extent that trend will continue, or what the ultimate effect will be on sales of gas from the Net Profits Properties cannot be predicted.

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

ENVIRONMENTAL REGULATION

     GENERAL. Activities on the Royalty Properties are subject to existing Federal, state and local laws and regulations governing environmental quality and pollution control. Santa Fe cannot predict what effect this or additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from operations on the Royalty Properties could have on the Trust. Environmental matters have an effect on the Trust only to the extent of revenues attributable to the Trust's interests in the Royalty Properties.

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

ITEM 3.  LEGAL PROCEEDINGS.

     The Royalty Properties related to the Trust are the subject of lawsuits and governmental proceedings from time to time arising in the ordinary course of business. While the outcome of lawsuits or other proceedings involving the Royalty Properties cannot be predicted with certainty, these matters are not expected to have a material adverse effect on the financial position or cash proceeds and distributable cash of the Trust.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED HOLDER MATTERS.

     The Depositary Units are traded on the New York Stock Exchange -- ticker symbol SFF. The high and low closing sales prices and distributions for each quarter in the years ended December 31, 1996 and 1997 were as follows (in dollars):

                                        CLOSING SALES
                                           PRICES
                                        -------------     DISTRIBUTION
                                        LOW      HIGH         PAID
                                        ----     ----     ------------
1996
  First Quarter......................   $17 1/4  $18 1/2    $0.40610
  Second Quarter.....................    17 1/4   18 3/4     0.45000
  Third Quarter......................    17 3/8  19 1/2      0.45000
  Fourth Quarter.....................    19 1/4   20         0.45000
1997
  First Quarter......................    19 1/2   20 1/8    $0.45000
  Second Quarter.....................    19 3/8   20 1/4     0.60812
  Third Quarter......................    19 7/8   21         0.44757
  Fourth Quarter.....................    20       21 1/8     0.45527

     At February 27, 1998, the 6,300,000 Depositary Units outstanding were held by 343 holders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                         1997       1996       1995       1994       1993
                                       ---------  ---------  ---------  ---------  ---------
                                                 (THOUSANDS, EXCEPT PER UNIT DATA)
Period Ended December 31,:
  Distributable Cash.................  $  12,354  $  11,063  $  10,080  $  10,080  $  10,781
  Distributable Cash per Trust
     Unit............................    1.96096    1.75610    1.60000    1.60000    1.71116

At December 31,:
  Investment in Royalty Interests,
     net.............................  $  39,874  $  48,274  $  57,675  $  67,377  $  77,356
  Trust Corpus.......................     40,051     48,420     57,654     67,392     77,301

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL; LIQUIDITY AND CAPITAL RESOURCES

     Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992 with Chase Bank of Texas, National Association as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the "Royalty Properties") conveyed to the Trust by Santa
Fe Energy Resources, Inc. ("Santa Fe"). The Trust is a passive entity with the Trustee's primary responsibility being the collection and distribution of proceeds from the Royalty Interests and the payment of Trust liabilities and expenses (see Note 1 to the financial statements of the Trust). The Royalty Interests consist of two term royalty interests in two production units (the Wasson ODC Unit and the Wasson Willard Unit) in the Wasson field in west Texas (the "Wasson Royalties") and a net profits royalty interest (the "Net Profits Royalties") in certain royalty and working interest properties in a diversified portfolio of properties located predominantly in Texas, Louisiana and Oklahoma (the "Net Profits Properties"). Under the terms of the Trust Agreement, the Trustee cannot engage in any other business or commercial activity or acquire any asset other than the Royalty Interests initially conveyed to the Trust. Therefore, the Royalty Interests are the sole source of funds for the Trust from which to pay expenses and liabilities and make distributions to the holders of the Trust Units. The Trust will be liquidated on or before February 15, 2008 (the "Liquidation Date").

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

     Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's average crude oil sales price (excluding the effect of Support Payments and recoupments) for 1997 was 4% higher than in 1996 (see Results of Operations). Crude oil prices have fallen sharply in the first quarter of 1998. Crude oil prices received by Santa Fe on the Royalty Properties in February 1998 averaged $14.12 per barrel.

     Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's average price for natural gas in 1997 was $2.36 per Mcf, approximately 31% higher than the $1.80 per Mcf received in 1996.

RESULTS OF OPERATIONS

     Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payments of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the first quarter of 1998 reflects revenues received and costs and expenses paid by Santa Fe in the fourth quarter of 1997. In the first quarter of 1998 the Trust received a payment of $3,108,000 and on February 27, 1998 made a cash distribution of $3,058,000, or $0.48539 per Trust Unit, to unitholders of record on February 17, 1998.

                                               YEAR ENDED DECEMBER 31,               FIRST
                                       ----------------------------------------     QUARTER
                                           1997          1996          1995          1998
                                       ------------  ------------  ------------   -----------
                                                                                  (UNAUDITED)
VOLUMES AND PRICES
  Oil Volumes (Bbls)
     Wasson ODC Royalty..............       265,000       257,600       243,200        66,800
     Wasson Willard Royalty..........       125,700       131,000       136,500        31,100
     Net Profits Royalties...........       301,218       301,155       301,840        67,695
     Support Payments................       --            --             73,749       --
  Gas Volumes (Mcf):
     Net Profits Royalties...........     2,495,347     2,705,154     2,727,397       813,767
  Oil Average Prices ($/Bbl) per unit
     data
     Wasson ODC Royalty..............  $      19.60  $      19.76  $      16.68    $    18.19
     Wasson Willard Royalty..........         19.65         19.73         16.63         18.28
     Net Profits Royalties...........         18.69         16.73         15.49         17.23
     Support Payments................       --            --              16.35       --
  Gas Average Prices ($/Mcf):
     Net Profits Royalties...........          2.36          1.80          1.40          2.46
CASH PROCEEDS AND DISTRIBUTABLE CASH
  (IN THOUSANDS OF DOLLARS, EXCEPT AS
  NOTED)
  Wasson ODC Royalty:
     Sales...........................  $      5,195  $      5,091  $      4,056    $    1,215
     Operating Expenses..............          (536)         (503)         (501)          (62)
                                       ------------  ------------  ------------   -----------
                                              4,659         4,588         3,555         1,153
                                       ------------  ------------  ------------   -----------
  Wasson Willard Royalty:
     Sales...........................         2,469         2,584         2,270           568
     Operating Expenses..............          (212)         (236)         (379)          (28)
                                       ------------  ------------  ------------   -----------
                                              2,257         2,348         1,891           540
                                       ------------  ------------  ------------   -----------
  Net Profits Royalties:
     Sales...........................        11,601         9,950         8,583         3,169
     Operating Expenses..............        (3,346)       (3,302)       (2,965)         (731)
     Capital Expenditures............        (1,226)         (793)       (1,721)         (966)
                                       ------------  ------------  ------------   -----------
                                              7,029         5,855         3,897         1,472
                                       ------------  ------------  ------------   -----------
  Support Payment (Recoupments)......        (1,065)       (1,009)        1,206       --
                                       ------------  ------------  ------------   -----------
  Total Royalties....................        12,880        11,782        10,549         3,165
  Administrative Fee to Santa Fe.....          (226)         (217)         (213)          (57)
                                       ------------  ------------  ------------   -----------
  Payment Received...................        12,654        11,565        10,336         3,108
  Cash Advance From Santa Fe.........           250           300           190       --
  Repayment of Cash Advance from
     Santa Fe........................          (150)         (425)         (240)      --
  Cash Withheld for Trust Expenses...          (400)         (377)         (206)          (50)
                                       ------------  ------------  ------------   -----------
  Distributable Cash.................  $     12,354  $     11,063  $     10,080    $    3,058
                                       ============  ============  ============   ===========
  Distributable Cash Per Unit........  $    1.96096  $    1.75610  $    1.60000    $  0.48539
                                       ============  ============  ============   ===========

     The Trust's crude oil sales price averaged $19.62 per barrel for the Wasson Royalties and $18.69 per barrel for the Net Profits Royalties in 1997 compared with $19.75 per barrel and $16.73 per barrel, respectively, in 1996. Oil prices in the first quarter of 1998 averaged $18.22 per barrel for the Wasson Royalties and $17.23 per barrel for the Net Profits Royalties. Crude oil prices have fallen sharply in the first quarter of 1998. Crude oil prices received by Santa Fe on the Royalty Properties in February 1998 averaged $14.12 per barrel.

     Natural gas prices improved in 1997 averaging $2.36 per Mcf compared to $1.80 per Mcf in 1996. Natural gas sales prices averaged $2.46 per Mcf in the first quarter of 1998.

     Cash proceeds in 1995 included Support Payments of $1,206,000, primarily resulting from lower natural gas prices and drilling expenditures. Cash proceeds in 1996 and 1997 were reduced by $1,009,000 and $1,065,000, respectively, as Santa Fe recouped all Support Payments made in prior periods.

     Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the exploration and development of the Net Profits Properties. Capital expenditures for 1997 totalled $1,226,000 compared to $793,000 in 1996. Capital expenditures are expected to be approximately $1,200,000 in 1998. Operating expenses for the Net Profits Royalties averaged $4.67 per barrel of oil equivalent ("BOE") in 1997 compared to $4.39 per BOE in 1996. Operating expenses averaged $3.60 per BOE in the first quarter of 1998. Operating expenses may fluctuate from quarter to quarter due to the timing of payments.

FORWARD LOOKING STATEMENTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, the words "anticipates," "expects," "believes," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that actual results could differ materially from those projected by such forward-looking statements. Although it is believed that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based on the best data available at the time this report is filed with the Securities and Exchange Commission, no assurance can be given that such expectations will prove correct. Factors that could cause results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, the need to develop and replace reserves, the capital expenditures required to fund operations, environmental risks, uncertainties about estimates of reserves, completion and government regulation and political risks. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                         PAGE IN
                                          THIS
                                        FORM 10-K
                                        ---------
Audited Financial Statements
     Report of Independent
       Accountants...................       34
     Statement of Cash Proceeds and
       Distributable Cash for the
       Years Ended December 31, 1997,
       1996 and 1995.................       35
     Statement of Assets and Trust
       Corpus as of December 31, 1997
       and 1996......................       35
     Statement of Changes in Trust
       Corpus for the Years Ended
        December 31, 1997, 1996 and
       1995..........................       36
     Notes to Financial Statements...       37
Unaudited Financial Information
     Supplemental Information to the
       Financial Statements..........       40

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Marc J. Shapiro, a director of Santa Fe, is Vice Chairman of Finance and Risk Management for the Trustee. The Trustee is the Agent and a principal lender to Santa Fe under a revolving credit agreement (the "Credit Agreement"). As of February 27, 1998, $40.0 million was outstanding under the Credit Agreement. In the opinion of Santa Fe, the terms of the Trust Agreement and the fees thereunder are normal and customary.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A)(1)  FINANCIAL STATEMENTS

     The following financial statements are included in this Annual Report on Form 10-K on the pages as indicated:

                                         PAGE IN
                                          THIS
                                        FORM 10-K
                                        ---------
Report of Independent Accountants....       34
Statement of Cash Proceeds and
  Distributable Cash for the Years
  Ended December 31, 1997, 1996 and
  1995...............................       35
Statement of Assets and Trust Corpus
  as of December 31, 1997 and 1996...       35
Statement of Changes in Trust Corpus
  for the Years Ended December 31,
  1997, 1996 and 1995................       36
Notes to Financial Statements........       37

  (A)(2)  SCHEDULES

     Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

  (A)(3)  EXHIBITS

     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                        SEC FILE OR
                                                       REGISTRATION     EXHIBIT
                                                          NUMBER        NUMBER
                                                       -------------    ------
      3(a)*    Form of Trust Agreement of Santa Fe
               Energy Trust.........................        33-51760      3.1
      4(a)*    Form of Custodial Deposit
               Agreement............................        33-51760      4.2
      4(b)*    Form of Secure Principal Energy
               Receipt (included as
               Exhibit A to Exhibit 4(a))...........        33-51760      4.1
     10(a)*    Form of Net Profits Conveyance
               (Multi-State)........................        33-51760     10.1
     10(b)*    Form of Wasson Conveyance............        33-51760     10.2
     10(c)*    Form of Louisiana Mortgage...........        33-51760     10.3
     27        Financial Data Schedule..............        33-51760       27

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of the Santa Fe Energy Trust at December 31, 1997 and 1996, and the cash proceeds and distributable cash and the changes in trust corpus for each of the three years in the period ended December 31, 1997, on the basis of accounting described in Note 2.

PRICE WATERHOUSE LLP

Houston, Texas
March 20, 1998

                             SANTA FE ENERGY TRUST
               STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                              YEAR ENDED DECEMBER 31,
                                       -------------------------------------
                                          1997         1996         1995
                                       -----------  -----------  -----------
Royalty Income
     ODC Royalty.....................  $     4,659  $     4,588  $     3,555
     Willard Royalty.................        2,257        2,348        1,891
     Net Profits Royalty.............        7,029        5,855        3,897
     Support payment (recoupment)....       (1,065)      (1,009)       1,206
                                       -----------  -----------  -----------
Total Royalties......................       12,880       11,782       10,549
Administrative Fee to Santa Fe Energy
  Resources, Inc.....................         (226)        (217)        (213)
Advance from Santa Fe Energy
  Resources, Inc.....................          250          300          190
Repayment of Advances from Santa Fe
  Energy Resources, Inc..............         (150)        (425)        (240)
Cash Withheld for Trust Expenses.....         (400)        (377)        (206)
                                       -----------  -----------  -----------
Distributable Cash...................  $    12,354  $    11,063  $    10,080
                                       ===========  ===========  ===========
Distributable Cash per Trust Unit (in
  dollars)...........................  $   1.96096  $   1.75610  $   1.60000
                                       ===========  ===========  ===========
Trust Units Outstanding..............        6,300        6,300        6,300
                                       ===========  ===========  ===========

                      STATEMENT OF ASSETS AND TRUST CORPUS
                                 (IN THOUSANDS)

                                             DECEMBER 31,
                                       ------------------------
                                          1997         1996
                                       -----------  -----------
                            ASSETS
Current Assets
     Cash............................  $       177  $        46
     Advances to Santa Fe Energy
        Resources, Inc...............      --               100
                                       -----------  -----------
                                               177          146
                                       -----------  -----------
Investment in Royalty Interests, at
  cost...............................       87,276       87,276
Less: Accumulated Amortization.......      (47,402)     (39,002)
                                       -----------  -----------
                                            39,874       48,274
                                       -----------  -----------
                                       $    40,051  $    48,420
                                       ===========  ===========

                         TRUST CORPUS
Trust Corpus, 6,300,000 Trust Units
  issued and outstanding.............  $    40,051  $    48,420
                                       ===========  ===========

                            See accompanying notes.

                             SANTA FE ENERGY TRUST
                STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)
                                 (IN THOUSANDS)

Balance at December 31, 1994.........  $    67,392
  Cash Proceeds......................       10,336
  Cash Distributions.................      (10,080)
  Trust Expenses.....................         (292)
  Amortization of Royalty
     Interests.......................       (9,702)
                                       -----------
Balance at December 31, 1995.........       57,654
  Cash Proceeds......................       11,565
  Cash Distributions.................      (11,063)
  Trust Expenses.....................         (335)
  Amortization of Royalty
     Interests.......................       (9,401)
                                       -----------
Balance at December 31, 1996.........       48,420
  Cash Proceeds......................       12,654
  Cash Distributions.................      (12,354)
  Trust Expenses.....................         (269)
  Amortization of Royalty
     Interests.......................       (8,400)
                                       -----------
Balance at December 31, 1997.........  $    40,051
                                       ===========

                            See accompanying notes.

                             SANTA FE ENERGY TRUST
                         NOTES TO FINANCIAL STATEMENTS

(1)  THE TRUST

     Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992, with Chase Bank of Texas, National Association as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the "Royalty Properties") conveyed to the Trust by Santa
Fe Energy Resources, Inc. ("Santa Fe"). The Royalty Interests consist of two term royalty interests in two production units in the Wasson field in west Texas (the "Wasson Royalties") and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in twelve states (the "Net Profits Royalties"). The Royalty Interests are passive in nature and the Trustee has no control over or responsibility relating to the operation of the Royalty Properties. The Trust will be liquidated on February 15, 2008 (the "Liquidation Date").

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

     During 1995 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $256,000, a portion of which was used to repay the advances received from Santa Fe in 1994. In order to pay Trust expenses, during 1995 Santa Fe advanced the Trust $190,000, of which $25,000 was due to Santa Fe at December 31, 1995. In 1996, Santa Fe advanced the Trust $300,000 to pay Trust expenses and at December 31, 1996 $100,000 was due to the Trust from Santa Fe. In 1997, Santa Fe advanced the Trust $250,000 to pay Trust expenses. Such advances were repaid in 1997 and at December 31, 1997 no advance repayments were due to Santa Fe from the Trust.

     Certain amounts in the financial statements for the years ended December 31, 1996 and 1995 have been reclassified to conform with 1997 presentation.

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") from Santa Fe to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped, will be limited to $20,000,000 on a revolving basis. Through the end of 1995 the Trust had received Support Payments totalling $2,074,000. During 1996 and the first six months of 1997 Santa Fe recouped all of such payments.

                             SANTA FE ENERGY TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(4)  DISTRIBUTIONS TO TRUST UNIT HOLDERS

     The Trust has received royalty payments and made distributions as follows:

                                        ROYALTY             DISTRIBUTIONS
                                        PAYMENT       -------------------------
                                        RECEIVED      AMOUNT     PER TRUST UNIT
                                        --------      -------    --------------
                                         (IN THOUSANDS, EXCEPT PER UNIT DATA)
1997
     First quarter...................   $  2,985(a)   $ 2,835       $0.45000
     Second quarter..................      3,881(b)     3,831        0.60812
     Third quarter...................      2,870        2,820        0.44757
     Fourth quarter..................      2,918        2,868        0.45527
                                        --------      -------    --------------
                                          12,654       12,354        1.96096
                                        ========      =======    ==============
1996
     First quarter...................      2,660        2,558        0.40610
     Second quarter..................      2,935(c)     2,835        0.45000
     Third quarter...................      3,035(d)     2,835        0.45000
     Fourth quarter..................      2,935(e)     2,835        0.45000
                                        --------      -------    --------------
                                          11,565       11,063        1.75610
                                        ========      =======    ==============
1995
     First quarter...................      2,600(f)     2,520        0.40000
     Second quarter..................      2,606        2,520        0.40000
     Third quarter...................      2,535(g)     2,520        0.40000
     Fourth quarter..................      2,595(h)     2,520        0.40000
                                        --------      -------    --------------
                                        $ 10,336      $10,080       $1.60000
                                        ========      =======    ==============

------------

(a) Reduced by recoupment of Support Payment of $912,000, or $0.14473 per Trust Unit.

(b) Reduced by recoupment of Support Payment of $153,000, or $0.02429 per Trust Unit.

(c) Reduced by recoupment of Support Payment of $117,000, or $0.01850 per Trust Unit.

(d) Reduced by recoupment of Support Payment of $375,000, or $0.05953 per Trust Unit.

(e) Reduced by recoupment of Support Payment of $517,000 or $0.08213 per Trust Unit.

(f)  Includes Support Payment of $677,000, or $0.10740 per Trust Unit.

(g) Includes Support Payment of $301,000, or $0.04776 per Trust Unit.

(h) Includes Support Payment of $228,000, or $0.03629 per Trust Unit.

(5)  COMMITMENTS AND CONTINGENCIES

     The Royalty Properties related to the Trust are the subject of lawsuits and governmental proceedings from time to time arising in the ordinary course of business. While the outcome of lawsuits or other proceedings involving the Royalty Properties cannot be predicted with certainty, these matters are not expected to have a material adverse effect on the financial position or cash proceeds and distributable cash of the Trust.

          SUPPLEMENTAL INFORMATION TO FINANCIAL STATEMENTS (UNAUDITED)

OIL AND GAS RESERVES

     The following table sets forth the Royalty Interests' proved oil and gas reserves (all located in the United States) at December 31, 1997, 1996, 1995 and 1994 prepared by Ryder Scott Company, independent petroleum consultants. Proved reserve quantities for each of the Wasson Royalties are calculated by multiplying the net revenue interest attributable to each of the Wasson Royalties in effect for a given year by the total amount of oil estimated to be economically recoverable from the respective production units (subject to limitation by applicable maximum quarterly production amounts). Reserve quantities are calculated differently for the Net Profits Royalties because such interests do not entitle the Trust to a specific quantity of oil or gas but to the Net Proceeds derived therefrom. Proved reserves attributable to the Net Profits Royalties are calculated by deducting from estimated quantities of oil and gas reserves an amount of oil and gas sufficient, if sold at the prices used in preparing the reserve estimates for the Net Profits Royalties, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Royalties. Accordingly, the reserves presented for the Net Profits Royalties reflect quantities of oil and gas that are free of future costs or expenses if the price and cost assumptions set forth in the applicable reserve report occur.

                                         CRUDE OIL AND       NATURAL GAS
                                        LIQUIDS (MBBLS)        (MMCF)
                                        ---------------      -----------
Proved reserves at December 31,
  1994...............................        6,625              10,808
     Revisions to previous
        estimates....................         (266)                 48
     Extensions, discoveries and
        other additions..............            4                 107
     Production......................         (726)             (2,739)
                                        ---------------      -----------
Proved reserves at December 31,
  1995...............................        5,637               8,224
     Revisions to previous
        estimates....................         (154)              1,682
     Extensions, discoveries and
        additions....................            9                 791
     Production......................         (617)             (1,789)
                                        ---------------      -----------
Proved reserves at December 31,
  1996...............................        4,875               8,908
     Revisions of previous
        estimates....................          598                (952)
     Extensions, discoveries and
        additions....................           23               1,463
     Production......................         (678)             (2,675)
                                        ---------------      -----------
Proved reserves at December 31,
  1997...............................        4,818               6,744
                                        ===============      ===========
Proved developed reserves at December
  31,
     1994............................        6,622              10,672
     1995............................        5,637               8,224
     1996............................        4,875               8,908
     1997............................        4,816               6,655

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

     The information presented relates to the operations of the Royalty Properties for the calendar years ended December 31, 1997, 1996 and 1995. Proceeds from the sales of production were received by the Trust during the second, third and fourth quarters of the year indicated and the first quarter of the subsequent year.

ESTIMATED PRESENT VALUE OF FUTURE NET CASH FLOWS

     Estimated future net cash flows from the Royalty Interests' proved oil and gas reserves at December 31, 1997, 1996 and 1995 are presented in the following table (in thousands of dollars):

                                                   DECEMBER 31,
                                       -------------------------------------
                                          1997         1996         1995
                                       -----------  -----------  -----------
Net future cash flows................       87,909      143,064      111,803
Discount at 10% for timing of cash
flows................................      (30,143)     (50,894)     (42,065)
                                       -----------  -----------  -----------
Present value of future net cash
  flows for proved reserves..........       57,766       92,170       69,738
                                       ===========  ===========  ===========

     The following table sets forth the changes in the present value of estimated future net cash flows from proved reserves (in thousands of dollars):

                                          1997         1996         1995
                                       -----------  -----------  -----------
Balance at beginning of year.........       92,170       69,738       68,236
                                       -----------  -----------  -----------
     Production, net of related
  property taxes (a).................      (15,077)     (12,863)     (10,549)
     Extensions, discoveries and
        other additions..............        3,359        2,647          155
     Net changes in prices and
  costs..............................      (37,442)      28,117        9,493
     Changes in estimated volumes....        6,382       (2,186)      (4,146)
     Interest factor -- accretion of
        discount.....................        8,374        6,717        6,549
                                       -----------  -----------  -----------
                                           (34,404)      22,432        1,502
                                       -----------  -----------  -----------
Balance at end of year...............       57,766       92,170       69,738
                                       ===========  ===========  ===========

------------

(a) Relates to the operations of the Royalty Properties for the calendar years ended December 31, 1997, 1996 and 1995. The proceeds related to such operations were received by the Trust during the second, third and fourth quarters of the year indicated and the first quarter of the subsequent year.

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

     The information presented with respect to estimated future net revenues and cash flows and the present value thereof is not intended to represent the fair value of oil and gas reserves. Actual future sales prices and production and development costs may vary significantly from those in effect at December 31, 1997, 1996 and 1995 and actual future production may not occur in the periods or amounts projected. This information is presented to allow a reasonable comparison of reserve values prepared using standardized measurement criteria and should be used only for that purpose.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 27TH DAY OF MARCH, 1998.

                                        SANTA FE ENERGY TRUST

                                        By  CHASE BANK OF TEXAS, NATIONAL
                                             ASSOCIATION, TRUSTEE

                                        By  /s/PETE FOSTER
                                               PETE FOSTER
                                           SENIOR VICE PRESIDENT
                                              & TRUST OFFICER

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

                 Santa Fe Energy Trust
                 Chase Bank of Texas, National Association, Trustee
                 Attention: Letha Glover, Global Trust Services
                 P.O. Box 4717
                 Houston, Texas 77210-4717

INDEPENDENT ACCOUNTANTS    COUNSEL                 TRANSFER AGENT AND REGISTRAR
Price Waterhouse LLP       Baker & Botts, L.L.P.   Chase Bank of Texas, N.A.
Houston, Texas             Houston, Texas          Houston, Texas

                           SANTA FE ENERGY TRUST
                           P.O. Box 4717
                           Houston, Texas 77210-4717