Form 10-Q
period 1998-03-31
SANTA FE ENERGY TRUST
filed 1998-05-15
CIK 893486

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-11450

                            ------------------------

                             SANTA FE ENERGY TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            TEXAS                       76-6081498
 (STATE OR OTHER JURISDICTION
     OF INCORPORATION OR             (I.R.S. EMPLOYER
        ORGANIZATION)              IDENTIFICATION NO.)

                   CHASE BANK OF TEXAS, NATIONAL ASSOCIATION
                             GLOBAL TRUST SERVICES
                             600 TRAVIS, SUITE 1150
                              HOUSTON, TEXAS 77002
               (ADDRESS OF PRINCIPAL OFFICES, INCLUDING ZIP CODE)

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

                                Yes  X     No

          Depository Units outstanding at April 30, 1998 -- 6,300,000

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             SANTA FE ENERGY TRUST
         STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                          ------------------------
                                             1998         1997
                                          -----------  -----------
Royalty income
     ODC royalty........................  $     1,153  $     1,313
     Willard royalty....................          540          669
     Net profits royalty................        1,472        1,970
     Support payment (recoupment).......      --              (912)
                                          -----------  -----------
Total royalties.........................        3,165        3,040
Administrative fee to Santa Fe Energy
  Resources, Inc........................          (57)         (55)
Cash withheld for trust expenses........          (50)        (150)
                                          -----------  -----------
Distributable cash......................  $     3,058  $     2,835
                                          ===========  ===========
Distributable cash per trust unit.......  $   0.48539  $   0.45000
                                          ===========  ===========
Trust units outstanding.................        6,300        6,300
                                          ===========  ===========

               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                                 (IN THOUSANDS)

                                           MARCH 31,     DECEMBER 31,
                                              1998           1997
                                           ----------    ------------
                                           (UNAUDITED)
                               ASSETS
Current assets
  Cash..................................    $     98       $    177
                                           ----------    ------------
  Investment in royalty interests, at
  cost..................................      87,276         87,276
  Less: accumulated amortization........     (49,435)       (47,402)
                                           ----------    ------------
                                              37,841         39,874
                                           ----------    ------------
                                            $ 37,939       $ 40,051
                                           ==========    ============
                            TRUST CORPUS
Trust Corpus, 6,300,000 trust units
  issued and outstanding................    $ 37,939       $ 40,051
                                           ==========    ============

                             See accompanying notes

                             SANTA FE ENERGY TRUST
                STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)
                                 (IN THOUSANDS)

Balance at December 31, 1996.........  $   48,420
  Cash proceeds......................      12,654
  Cash distributions.................     (12,354)
  Trust expenses.....................        (269)
  Amortization of royalty
     interests.......................      (8,400)
                                       ----------
Balance at December 31, 1997.........      40,051
  Cash proceeds......................       3,108
  Cash distributions.................      (3,058)
  Trust expenses.....................        (129)
  Amortization of royalty
     interests.......................      (2,033)
                                       ----------
Balance at March 31, 1998............  $   37,939
                                       ==========

                             See accompanying notes

                             SANTA FE ENERGY TRUST
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  THE TRUST

     Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992, with Chase Bank of Texas, National Association, formerly Texas Commerce Bank National Association, as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the "Royalty Properties") conveyed to the Trust by Santa Fe Energy Resources, Inc. ("Santa Fe"). The Royalty Interests consist of two term royalty interests in two production units in the Wasson field in west Texas (the "Wasson Royalties") and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in twelve states (the "Net Profits Royalties"). The Royalty Interests are passive in nature and the Trustee has no control over or responsibility relating to the operation of the Royalty Properties. The Trust will be liquidated on February 15, 2008 (the "Liquidation Date").

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

     Certain amounts in the financial statements for the three months ended March 31, 1997 have been reclassified to conform with 1998 presentation.

     The preparation of the Trust' s financial statements requires the use of certain estimates. Actual results may differ from such estimates.

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped, is limited to $20,000,000 on a revolving basis. Through

                             SANTA FE ENERGY TRUST
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

the end of 1995, the Trust had received Support Payments totalling $2,074,000. During 1996 and 1997 Santa Fe recouped all of such payments.

NOTE 4.  DISTRIBUTION TO TRUST UNIT HOLDERS

     The Trust has received royalty payments and made distributions as follows:

                                        ROYALTY             DISTRIBUTIONS
                                        PAYMENT       --------------------------
                                        RECEIVED      AMOUNT      PER TRUST UNIT
                                        --------      -------     --------------
                                          (IN THOUSANDS, EXCEPT PER UNIT DATA)
1997
     First quarter...................   $  2,985(a)   $ 2,835        $0.45000
     Second quarter..................      3,881(b)     3,831         0.60812
     Third quarter...................      2,870        2,820         0.44757
     Fourth quarter..................      2,918        2,868         0.45527
                                        --------      -------     --------------
                                          12,654       12,354         1.96096
                                        ========      =======     ==============
1998
     First quarter...................   $  3,108      $ 3,058        $0.48539

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of Support Payments, net of any amounts recouped, is limited to $20,000,000 on a revolving basis. Through the end of 1995, Support Payments received by the Trust totaled $2,074,000. In 1996 and 1997 Santa Fe recouped all such Support Payments and future recoupments will be made only to the extent of future Support Payments. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.40 per Trust Unit per quarter.

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

     Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's average crude oil sales price (excluding the effect of Support Payments and recoupments) for the first quarter of 1998 was 17% lower than for the same period in 1997 (see Results of Operations). Crude oil prices with respect to the Trust's results in the second quarter of 1998 fell sharply to $13.79 per barrel on the Royalty Properties. Crude oil prices received by Santa Fe on the Royalty Properties in April 1998 averaged $12.64 per barrel.

     Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's average price for natural gas in the first quarter of 1998 was $2.46 per Mcf, approximately 27% higher than the $1.93 per Mcf received in the first quarter of 1997.

RESULTS OF OPERATIONS

     Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the second quarter of 1998 reflects revenues received and costs and expenses paid by Santa Fe in the first quarter of 1998. In the second quarter of 1998 the Trust received a payment of $2,861,000 and on May 29, 1998 the Trust will make a cash distribution of $2,761,000, or $0.43820 per Trust Unit, to unitholders of record on May 15, 1998.

                                         THREE MONTHS ENDED
                                             MARCH 31,           SECOND
                                       ----------------------   QUARTER
                                          1998        1997        1998
                                       ----------  ----------   --------
VOLUMES AND PRICES
  Oil volumes (Bbls):
     Wasson ODC royalty..............      66,800      64,600     65,900
     Wasson Willard royalty..........      31,100      32,400     29,900
     Net profits royalties...........      67,695      81,122     65,754
  Gas volumes (Mcf):
     Net profits royalties...........     813,767     634,284    727,654
  Oil average Rices ($/Bbl):
     Wasson ODC royalty..............  $    18.19  $    22.49   $  13.77
     Wasson Willard royalty..........       18.28       22.49      13.82
     Net profits royalty.............       17.23       20.26      14.37
  Gas average prices ($/Mcf):
     Net profits royalties...........        2.46        1.93       2.64
CASH PROCEEDS AND DISTRIBUTABLE CASH
  (IN THOUSANDS, EXCEPT PER UNIT
  DATA)
  Wasson ODC royalty:
     Sales...........................  $    1,215  $    1,453   $    908
     Operating expenses..............         (62)       (140)       (95)
                                       ----------  ----------   --------
                                            1,153       1,313        813
                                       ----------  ----------   --------
  Wasson Willard royalty:
     Sales...........................         568         729        413
     Operating expenses..............         (28)        (60)       (33)
                                       ----------  ----------   --------
                                              540         669        380
                                       ----------  ----------   --------
  Net profits royalty:
     Sales...........................       3,169       2,893      2,867
     Operating expenses..............        (731)       (802)      (833)
     Capital expenditures............        (966)       (121)      (307)
                                       ----------  ----------   --------
                                            1,472       1,970      1,727
                                       ----------  ----------   --------
  Support payment (recoupment).......      --            (912)     --
                                       ----------  ----------   --------
  Total royalties....................       3,165       3,040      2,920
  Administrative fee to Santa Fe.....         (57)        (55)       (59)
                                       ----------  ----------   --------
  Payment received...................       3,108       2,985      2,861
  Cash withheld for trust expenses...         (50)       (150)      (100)
                                       ----------  ----------   --------
  Distributable cash.................  $    3,058  $    2,835   $  2,761
                                       ==========  ==========   ========
  Distributable cash per unit........  $  0.48539  $  0.45000   $0.43820
                                       ==========  ==========   ========

     The Trust's crude oil sales price averaged $18.22 per barrel for the Wasson Royalties and $17.23 per barrel for the Net Profits Royalties in the first quarter of 1998 compared with $22.49 per barrel and $20.26 per barrel, respectively, in the first quarter of 1997. Oil prices fell sharply in the second quarter of 1998 averaging $13.79 per barrel for the Wasson Royalties and $14.37 per barrel for the Net Profits Royalties. Crude oil prices received by Santa Fe on the Royalty Properties in April 1998 averaged $12.64 per barrel.

     Natural gas prices improved in the first quarter of 1998 averaging $2.46 per Mcf compared to $1.93 per Mcf in the first quarter of 1997. Natural gas sales prices averaged $2.64 per Mcf in the second quarter of 1998. Natural gas volumes increased in the first quarter of 1998 compared with the first quarter of 1997 primarily due to the addition of new production from ongoing development activities on the Net Profit Properties.

     Cash proceeds in the first three months of 1997 were reduced by Support Payment recoupments of $912,000; all Support Payments have been recouped. Future recoupments will be made only to the extent of future Support Payments.
(see -- General; Liquidity and Capital Resources).

     Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures in the Trust's first and second quarters of 1998 totalled $966,000 and $307,000, respectively. Capital expenditures in the first and second quarters of 1998 include reserves of $449,000, which are expected to be expended in the third and fourth quarters of 1998. In addition to the reserved amounts, the Trust expects to expend an additional $250,000 by year end. Operating expenses for the Net Profits Royalties averaged $3.60 per barrel of oil equivalent ("BOE") in the first quarter of 1998 compared with $4.29 per BOE in the first quarter of 1997. Operating expenses for the second quarter of 1998 averaged $4.45 per BOE. Operating expenses may fluctuate from quarter to quarter due to the timing of payments.

FORWARD LOOKING STATEMENTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, the words "anticipates," "expects," "believes," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that actual results could differ materially from those projected by such forward-looking statements. Although it is believed that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the time this report is filed with the Securities and Exchange Commission, no assurance can be given that such expectations will prove correct. Factors that could cause results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, the need to develop and replace reserves, the capital expenditures required to fund operations, environmental risks, uncertainties about estimates of reserves, competition and government regulation and political and litigation risks. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

                                    PART II
                               OTHER INFORMATION

ITEMS 1, 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

                                                    SEC FILE
                                                       OR
                                                   REGISTRATION EXHIBIT
                                                     NUMBER      NUMBER
                                                   ----------   --------
      3(a)*    Form of Trust Agreement of Santa Fe        33-51760         3.1
                 Energy Trust.......................
      4(a)*    Form of Custodial Deposit                  33-51760         4.2
                 Agreement..........................
      4(b)*    Form of Secure Principal Energy            33-51760         4.1
                 Receipt (included as Exhibit A to
                 Exhibit 4(a))......................
     10(a)*    Form of Net Profits Conveyance             33-51760        10.1
                 (Multi-State)......................
     10(b)*    Form of Wasson Conveyance............      33-51760        10.2
     10(c)*    Form of Louisiana Mortgage...........      33-51760        10.3
     27        Financial Data Schedules
               (*)  Indicates exhibit filed
                 incorporated herein by reference

(b)  Reports on Form 8-K

     None

                                   SIGNATURE

     Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 1998.

                                        SANTA FE ENERGY TRUST
                                                       (REGISTRANT)

                                        By  CHASE BANK OF TEXAS NATIONAL
                                             ASSOCIATION, TRUSTEE

                                        By  /s/ PETE FOSTER
                                                PETE FOSTER
                                                SENIOR VICE PRESIDENT &
                                                 TRUST OFFICER

Date:  May 14, 1998

     The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.