Form 10-Q
period 1998-06-30
SANTA FE ENERGY TRUST
filed 1998-08-14
CIK 893486

==============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1998

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


                Depository Units outstanding at July 31, 1998
                                  6,300,000
==============================================================================

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SANTA FE ENERGY TRUST
          STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH (unaudited)
                      (in thousands, except per unit data)

                                                         Three Months Ended    Six Months Ended
                                                             June 30,              June 30,
                                                        ------------------    ------------------
                                                          1998       1997       1998       1997
                                                        -------    -------    -------    -------
Royalty income:
    ODC royalty .....................................   $   813    $ 1,284    $ 1,966    $ 2,597
    Willard royalty .................................       380        607        920      1,276
    Net profits royalty .............................     1,727      2,200      3,199      4,170
    Support payment (recoupment) ....................      --         (153)      --       (1,065)
                                                        -------    -------    -------    -------
Total royalties .....................................     2,920      3,938      6,085      6,978
Administrative fee to Santa Fe Energy Resources, Inc.       (59)       (57)      (116)      (112)
Cash withheld for trust expenses ....................      (100)       (50)      (150)      (200)
                                                        -------    -------    -------    -------
Distributable cash ..................................   $ 2,761    $ 3,831    $ 5,819    $ 6,666
                                                        =======    =======    =======    =======
Distributable cash per trust unit ...................  $0.43820   $0.60812   $0.92359   $1.05812
                                                        =======    =======    =======    =======
Trust units outstanding .............................     6,300      6,300      6,300      6,300
                                                        =======    =======    =======    =======

    See accompanying notes

                STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                                 (in thousands)

                                                              June 30, December 31,
                                                               1998        1997
                                                             --------    --------
                                ASSETS                      (unaudited)
Current assets:
    Cash .................................................   $    106    $    177
                                                             --------    --------

Investment in royalty interests, at cost .................     87,276      87,276
Less: accumulated amortization ...........................    (51,309)    (47,402)
                                                             --------    --------
                                                               35,967      39,874
                                                             --------    --------
                                                             $ 36,073    $ 40,051
                                                             ========    ========
                             TRUST CORPUS
Trust corpus, 6,300,000 trust units issued and outstanding   $ 36,073    $ 40,051
                                                             ========    ========

    See accompanying notes

                              SANTA FE ENERGY TRUST
                STATEMENT OF CHANGES IN TRUST CORPUS (unaudited)
                                 (in thousands)


Balance at December 31, 1996 ...............................           $ 48,420
   Cash proceeds ...........................................             12,654
   Cash distributions ......................................            (12,354)
   Trust expenses ..........................................               (269)
   Amortization of royalty interests .......................             (8,400)
                                                                       --------
Balance at December 31, 1997 ...............................             40,051
   Cash proceeds ...........................................              5,969
   Cash distributions ......................................             (5,819)
   Trust expenses ..........................................               (221)
   Amortization of royalty interests .......................             (3,907)
                                                                       --------
Balance at June 30, 1998 ...................................           $ 36,073
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

      For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped, is limited to $20,000,000 on a revolving basis. Through the end of 1995, the Trust had received

                              SANTA FE ENERGY TRUST
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 3.     THE ROYALTY INTERESTS (CONTINUED)

Support Payments totalling $2,074,000. During 1996 and 1997 Santa Fe recouped all of such payments.

NOTE 4.     DISTRIBUTION TO TRUST UNIT HOLDERS

      The Trust has received royalty payments and made distributions as follows:


                                     Royalty              Distributions
                                     Payment       -----------------------------
                                     Received         Amount      Per Trust Unit
                                    ----------     -------------  --------------
                                        (in thousands, except per unit data)
1997
First quarter ..............        $ 2,985(a)        $ 2,835        $   0.45000
Second quarter .............          3,881(b)          3,831            0.60812
Third quarter ..............          2,870             2,820            0.44757
Fourth quarter .............          2,918             2,868            0.45527
                                    -------           -------        -----------
                                     12,654            12,354            1.96096
                                    -------           -------        -----------

1998
First quarter ..............        $ 3,108           $ 3,058        $   0.48539
Second quarter .............          2,861             2,761            0.43820
                                    =======           =======        ===========
                                      5,969             5,819            0.92359
                                    =======           =======        ===========
-----------
(a) Reduced by recoupment of Support Payment of $912,000, or $0.14473 per Trust Unit.
(b) Reduced by recoupment of Support Payment of $153,000, or $0.02429 per Trust Unit.

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

      Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's average crude oil sales price (excluding the effect of Support Payments and recoupments) for the second quarter of 1998 was 34% lower than for the same period in 1997 (see Results of Operations). Crude oil prices with respect to the Trust's results in the third quarter of 1998 fell to $12.19 per barrel on the Royalty Properties. Crude oil prices received by Santa Fe on the Royalty Properties in July 1998 averaged $11.20 per barrel.

Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's average price for natural gas in the second quarter of 1998 was $2.64 per Mcf, approximately 15% lower than the $3.12 per Mcf received in the second quarter of 1997. Natural gas prices with respect to the Trust's results in the third quarter of 1998 fell to $2.18 per Mcf on the Royalty Properties. Natural gas prices received by Santa Fe on the Royalty Properties in July 1998 averaged $2.13 per barrel.

RESULTS OF OPERATIONS

      Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the third quarter of 1998 reflects revenues received and costs and expenses paid by Santa Fe in the second quarter of 1998. In the third quarter of 1998 the Trust received a payment of $2,520,548 and on August 31, 1998 the Trust will make a cash distribution of $2,520,548, or $0.40009 per Trust Unit, to unitholders of record on August 14, 1998.

                                                           Three Months Ended               Six Months Ended
                                                                June 30,                         June 30,                   Third
                                                      ---------------------------     -------------------------------      Quarter
                                                          1998            1997             1998              1997            1998
                                                      ------------    -----------     -------------     -------------   ------------
VOLUMES AND PRICES
   Oil volumes (Bbls):
     Wasson ODC royalty ........................         65,900          66,800           132,700           131,400          65,900
     Wasson Willard royalty ....................         29,900          31,100            61,000            63,500          29,900
     Net profits royalty .......................         65,754          72,362           133,449           153,484          65,169
   Gas volumes (Mcf):
     Net profits royalty .......................        727,654         636,141         1,541,421         1,270,425         676,643
   Oil average prices ($/Bbl):
     Wasson ODC royalty ........................      $   13.77       $   21.29       $     16.00       $     21.88       $   12.14
     Wasson Willard royalty ....................          13.82           21.30             16.09             21.91           12.09
     Net profits royalty .......................          14.37           21.13             15.82             20.67           12.30
   Gas average prices ($/Mcf):
     Net profits royalty .......................           2.64            3.12              2.54              2.53            2.18

CASH PROCEEDS AND DISTRIBUTABLE CASH
  (IN THOUSANDS, EXCEPT PER UNIT DATA)
   Wasson ODC royalty:
     Sales .....................................      $     908       $   1,423       $     2,123       $     2,876       $     800
     Operating expenses ........................            (95)           (139)             (157)             (279)            (79)
                                                      ---------       ---------       -----------       -----------       ---------
                                                            813           1,284             1,966             2,597             721
                                                      ---------       ---------       -----------       -----------       ---------
   Wasson Willard royalty:
     Sales .....................................            413             662               981             1,391             361
     Operating expenses ........................            (33)            (55)              (61)             (115)            (23)
                                                      ---------       ---------       -----------       -----------       ---------
                                                            380             607               920             1,276             338
                                                      ---------       ---------       -----------       -----------       ---------
   Net profits royalty:
     Sales .....................................          2,867           3,521             6,036             6,414           2,279
     Operating expenses ........................           (833)           (981)           (1,564)           (1,783)           (745)
     Capital expenditures ......................           (307)           (340)           (1,273)             (461)            (14)
                                                      ---------       ---------       -----------       -----------       ---------
                                                          1,727           2,200             3,199             4,170           1,520
                                                      ---------       ---------       -----------       -----------       ---------

   Support payment (recoupment) ................           --              (153)             --              (1,065)           --
                                                      ---------       ---------       -----------       -----------       ---------
   Total royalties .............................          2,920           3,938             6,085             6,978           2,579
   Administrative fee to Santa Fe ..............            (59)            (57)             (116)             (112)            (59)
                                                      ---------       ---------       -----------       -----------       ---------
   Payment received ............................          2,861           3,881             5,969             6,866           2,520
   Cash withheld for trust expenses ............           (100)            (50)             (150)             (200)           --
                                                      ---------       ---------       -----------       -----------       ---------
   Distributable cash ..........................      $   2,761       $   3,831       $     5,819       $     6,666       $   2,520
                                                      =========       =========       ===========       ===========       =========

   Distributable cash per unit .................      $ 0.43820       $ 0.60812       $   0.92359       $   1.05812       $ 0.40009
                                                      =========       =========       ===========       ===========       =========

      The Trust's crude oil sales price averaged $13.79 per barrel for the Wasson Royalties and $14.37 per barrel for the Net Profits Royalties in the second quarter of 1998 compared with $21.29 per barrel and $21.13 per barrel, respectively, in the second quarter of 1997. Crude oil prices for the first six months of 1998 averaged $16.03 per barrel for the Wasson Royalties and $15.82 per barrel for the Net Profit Royalties compared with $21.89 per barrel and $20.67 per barrel, respectively, for the same period in 1997. Oil prices continued to fall in the third quarter of 1998 averaging $12.12 per barrel for the Wasson Royalties and $12.30 per barrel for the Net Profits Royalties. Crude oil prices received by Santa Fe on the Royalty Properties in July 1998 averaged $11.20 per barrel.

      Natural gas prices in the second quarter of 1998 averaged $2.64 per Mcf compared with $3.12 per Mcf in the second quarter of 1997. Natural gas prices averaged $2.54 per Mcf in the first six months of 1998 compared with $2.53 per Mcf for the same period in 1997. Natural gas sales prices averaged $2.18 per Mcf in the third quarter of 1998. Natural gas volumes increased in the second quarter and first six months of 1998 compared with the same periods in 1997 primarily due to the addition of new production from ongoing development activities on the Net Profit Properties.

      Cash proceeds in the first and second quarters of 1997 were reduced by Support Payment recoupments of $912,000 and $153,000, respectively; all Support Payments have been recouped. Future recoupments will be made only to the extent of future Support Payments. (see -- General; Liquidity and Capital Resources).

      Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures in the Trust's first six months of 1998 totalled $1,273,000. Capital expenditures in the first six months of 1998 include reserves of $449,000, of which $91,000 was expended in the third quarter of 1998. The remaining reserves are expected to be expended in the fourth quarter of 1998, with no additional amounts expected to be expended through year end. Operating expenses for the Net Profits Royalties averaged $4.45 per barrel of oil equivalent ("BOE") in the second quarter of 1998 compared with $5.50 per BOE in the second quarter of 1997. Operating expenses for the third quarter of 1998 averaged $4.19 per BOE. Operating expenses may fluctuate from quarter to quarter due to the timing of payments.

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

PART II.    OTHER INFORMATION

ITEMS 1, 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
                                                     SEC FILE OR
                                                     REGISTRATION     EXHIBIT
                                                       NUMBER         NUMBER
                                                     ------------    ----------
    3(a)* Form of Trust Agreement of Santa Fe
          Energy Trust                                 33-51760       3.1
    4(a)* Form of Custodial Deposit Agreement          33-51760       4.2
    4(b)* Form of Secure  Principal  Energy  Receipt
          (included as Exhibit A to Exhibit 4(a))      33-51760       4.1
    10(a) Form of Net Profits Conveyance
          *(Multi-State)                               33-51760       10.1
    10(b)*Form of Wasson Conveyance                    33-51760       10.2
    10(c)*Form of Louisiana Mortgage                   33-51760       10.3

    27    Financial Data Schedules
          (*) Indicates  exhibit filed  incorporated herein by reference

(b)  Reports on Form 8-K
          None

                                    SIGNATURE


Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 1998.



                                             SANTA FE ENERGY TRUST
                                                  (Registrant)

                                    By:  CHASE BANK OF TEXAS, NATIONAL
                                               ASSOCIATION, TRUSTEE


Date:  AUGUST 14, 1998                           /s/ PETE FOSTER
     -------------------                   -------------------------------------
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