Form 10-Q
period 1998-09-30
SANTA FE ENERGY TRUST
filed 1998-11-13
CIK 893486

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                Yes [X]   No [ ]

         Depository Units outstanding at October 31, 1998 -- 6,300,000

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             SANTA FE ENERGY TRUST
         STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                              SEPTEMBER 30,           SEPTEMBER 30,
                                          ----------------------  ----------------------
                                             1998        1997        1998        1997
                                          ----------  ----------  ----------  ----------
Royalty income
     ODC royalty........................  $      721  $    1,053  $    2,687  $    3,650
     Willard royalty....................         338         501       1,258       1,777
     Net profits royalty................       1,520       1,373       4,719       5,543
     Support payment (recoupment).......      --          --          --          (1,065)
                                          ----------  ----------  ----------  ----------
Total royalties.........................       2,579       2,927       8,664       9,905
Administrative fee to Santa Fe Energy
  Resources, Inc........................         (59)        (57)       (175)       (169)
Cash withheld for trust expenses........      --             (50)       (150)       (250)
                                          ----------  ----------  ----------  ----------
Distributable cash......................  $    2,520  $    2,820  $    8,339  $    9,486
                                          ==========  ==========  ==========  ==========
Distributable cash per trust unit.......  $  0.40009  $  0.44757  $  1.32368  $  1.50569
                                          ==========  ==========  ==========  ==========
Trust units outstanding.................       6,300       6,300       6,300       6,300
                                          ==========  ==========  ==========  ==========

               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                                 (IN THOUSANDS)

                                           SEPTEMBER 30,     DECEMBER 31,
                                                1998             1997
                                           --------------    ------------
                                            (UNAUDITED)
                                 ASSETS
Current assets
  Cash..................................      $     79         $    177
                                           --------------    ------------
Investment in royalty interests, at
  cost..................................        87,276           87,276
Less: accumulated amortization..........       (53,143)         (47,402)
                                           --------------    ------------
                                                34,133           39,874
                                           --------------    ------------
                                              $ 34,212         $ 40,051
                                           ==============    ============
                              TRUST CORPUS
Trust corpus, 6,300,000 trust units
  issued and outstanding................      $ 34,212         $ 40,051
                                           ==============    ============

                             See accompanying notes

                             SANTA FE ENERGY TRUST
                STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)
                                 (IN THOUSANDS)

Balance at December 31, 1996.........  $   48,420
  Cash proceeds......................      12,654
  Cash distributions.................     (12,354)
  Trust expenses.....................        (269)
  Amortization of royalty
     interests.......................      (8,400)
                                       ----------
Balance at December 31, 1997.........      40,051
  Cash proceeds......................       8,489
  Cash distributions.................      (8,339)
  Trust expenses.....................        (247)
  Amortization of royalty
     interests.......................      (5,742)
                                       ----------
Balance at September 30, 1998........  $   34,212
                                       ==========

                             See accompanying notes

                             SANTA FE ENERGY TRUST
                 NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  THE TRUST

     Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992, with Chase Bank of Texas, National Association, formerly Texas Commerce Bank, National Association, as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the
"Royalty Properties") conveyed to the Trust by Santa Fe Energy Resources, Inc. ("Santa Fe"). The Royalty Interests consist of two term royalty interests in two production units in the Wasson field in west Texas (the "Wasson
Royalties") and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in twelve states (the "Net Profits Royalties"). The Royalty Interests are passive in nature and the Trustee has no control over or responsibility relating to the operation of the Royalty Properties. The Trust will be liquidated on February 15, 2008 (the "Liquidation Date").

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

NOTE 2.  BASIS OF ACCOUNTING

     The financial statements of the Trust are prepared on the cash basis of accounting for revenues and expenses. Royalty income is recorded when received (generally during the quarter following the end of the quarter in which the income from the Royalty Properties is received by Santa Fe) and is net of any cash

                             SANTA FE ENERGY TRUST
          NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped, is limited to $20,000,000 on a revolving basis. Through the end of 1995, the Trust had received Support Payments totalling $2,074,000. During 1996 and 1997 Santa Fe recouped all of such payments. In the fourth quarter of 1998, the Trust received a Support Payment of $94,000.

                             SANTA FE ENERGY TRUST
          NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 4.  DISTRIBUTION TO TRUST UNIT HOLDERS

The Trust has received royalty payments and made distributions as follows:

                                        ROYALTY             DISTRIBUTIONS
                                        PAYMENT       --------------------------
                                        RECEIVED      AMOUNT      PER TRUST UNIT
                                        --------      -------     --------------
                                          (IN THOUSANDS, EXCEPT PER UNIT DATA)
1997
     First quarter...................   $  2,985(a)   $ 2,835        $0.45000
     Second quarter..................      3,881(b)     3,831         0.60812
     Third quarter...................      2,870        2,820         0.44757
     Fourth quarter..................      2,918        2,868         0.45527
                                        --------      -------     --------------
                                          12,654       12,354         1.96096
                                        ========      =======     ==============
1998
     First quarter...................   $  3,108      $ 3,058        $0.48539
     Second quarter..................      2,861        2,761         0.43820
     Third quarter...................      2,520        2,520         0.40009
                                        --------      -------     --------------
                                           8,489        8,339         1.32368
                                        ========      =======     ==============

------------

(a) Reduced by recoupment of Support Payment of $912,000, or $0.14473 per Trust Unit.

(b) Reduced by recoupment of Support Payment of $153,000, or $0.02429 per Trust Unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL; LIQUIDITY AND CAPITAL RESOURCES

     Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992 with Chase Bank of Texas, National Association, formerly Texas Commerce Bank, National Association, as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the
"Royalty Properties") conveyed to the Trust by Santa Fe Energy Resources, Inc. ("Santa Fe"). The Trust is a passive entity with the Trustee's primary responsibility being the collection and distribution of proceeds from the Royalty Interests and the payment of Trust liabilities and expenses (see Note 1 to the financial statements of the Trust). The Royalty Interests consist of two term royalty interests in two production units (the Wasson ODC Unit and the Wasson Willard Unit) in the Wasson field in west Texas (the "Wasson
Royalties") and a net profits royalty interest (the "Net Profits Royalties") in certain royalty and working interest properties in a diversified portfolio of properties located predominantly in Texas, Louisiana and Oklahoma (the "Net Profits Properties"). Under the terms of the Trust Agreement, the Trustee cannot engage in any other business or commercial activity or acquire any asset other than the Royalty Interests initially conveyed to the Trust. Therefore, the Royalty Interests are the sole source of funds for the Trust from which to pay expenses and liabilities and make distributions to the holders of the Trust Units. The Trust will be liquidated on or before February 15, 2008 (the "Liquidation Date").

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of Support Payments, net of any amounts recouped, is limited to $20,000,000 on a revolving basis. Through the end of 1995, Support Payments received by the Trust totaled $2,074,000. In 1996 and 1997 Santa Fe recouped all such Support Payment. In the fourth quarter of 1998 the Trust received a Support Payment totaling $94,000. Future recoupments will be made only to the extent of that Support Payment and future Support Payments. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.40 per Trust Unit per quarter.

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

     Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. In addition, a substantial portion of the Trust's revenues comes from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oil. The Trust's average crude oil sales price (excluding the effect of Support Payments and recoupments) for the third quarter of 1998 was 30% lower than for the same period in 1997 (see Results of Operations). Crude oil prices with respect to the Trust's results in the fourth quarter of 1998 fell to $11.59 per barrel on the Royalty Properties. Crude oil prices received by Santa Fe on the Royalty Properties in October 1998 averaged $12.23 per barrel.

     Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's average price for natural gas in the third quarter of 1998 was $2.18 per Mcf, approximately 8% lower than the $2.36 per Mcf received in the third quarter of 1997. Natural gas prices with respect to the Trust's results in the fourth quarter of 1998 averaged $2.16 per Mcf on the Royalty Properties. Natural gas prices received by Santa Fe on the Royalty Properties in October 1998 averaged $1.95 per Mcf.

RESULTS OF OPERATIONS

     Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the fourth quarter of 1998 reflects revenues received and costs and expenses paid by Santa Fe in the third quarter of 1998. In the fourth quarter of 1998 the Trust received a payment of $2,520,000 and on November 30, 1998 the Trust will make a cash distribution of $2,520,000, or $0.40 per Trust Unit, to unitholders of record on November 16, 1998.

                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                           SEPTEMBER 30,             SEPTEMBER, 30,          FOURTH
                                       ----------------------  --------------------------   QUARTER
                                          1998        1997         1998          1997         1998
                                       ----------  ----------  ------------  ------------   --------
VOLUMES AND PRICES
  Oil volumes (Bbls):
     Wasson ODC royalty..............      65,900      66,800       198,600       198,200     65,900
     Wasson Willard royalty..........      29,900      31,100        90,900        94,600     29,900
     Net profits royalty.............      65,169      74,694       198,618       228,178     66,802
  Gas volumes (Mcf):
     Net profits royalty.............     676,643     506,444     2,218,064     1,776,869    668,775
  Oil average prices ($/Bbl):
     Wasson ODC royalty..............  $    12.14  $    17.69  $      14.72  $      20.47   $  12.18
     Wasson Willard royalty..........       12.09       17.69         14.77         20.52      12.14
     Net profits royalty.............       12.30       16.96         14.67         19.46      10.75
  Gas average prices ($/Mcf):
     Net profits royalty.............        2.18        2.36          2.43          2.48       2.16
CASH PROCEEDS AND DISTRIBUTABLE CASH
  (IN THOUSANDS, EXCEPT PER UNIT
  DATA)
  Wasson ODC royalty:
     Sales...........................  $      800  $    1,182  $      2,923  $      4,058   $    803
     Operating expenses..............         (79)       (129)         (236)         (408)       (79)
                                       ----------  ----------  ------------  ------------   --------
                                              721       1,053         2,687         3,650        724
                                       ----------  ----------  ------------  ------------   --------
  Wasson Willard royalty:
     Sales...........................         361         550         1,342         1,941        363
     Operating expenses..............         (23)        (49)          (84)         (164)       (23)
                                       ----------  ----------  ------------  ------------   --------
                                              338         501         1,258         1,777        340
                                       ----------  ----------  ------------  ------------   --------
  Net profits royalty:
     Sales...........................       2,279       2,528         8,315         8,942      2,161
     Operating expenses..............        (745)       (797)       (2,309)       (2,580)      (713)
     Capital expenditures............         (14)       (358)       (1,287)         (819)       (27)
                                       ----------  ----------  ------------  ------------   --------
                                            1,520       1,373         4,719         5,543      1,421
                                       ----------  ----------  ------------  ------------   --------
  Support payment (recoupment).......      --          --           --             (1,065)        94
                                       ----------  ----------  ------------  ------------   --------
  Total royalties....................       2,579       2,927         8,664         9,905      2,579
  Administrative fee to Santa Fe.....         (59)        (57)         (175)         (169)       (59)
                                       ----------  ----------  ------------  ------------   --------
  Payment received...................       2,520       2,870         8,489         9,736      2,520
  Cash withheld for trust expenses...      --             (50)         (150)         (250)     --
                                       ----------  ----------  ------------  ------------   --------
  Distributable cash.................  $    2,520  $    2,820  $      8,339  $      9,486   $  2,520
                                       ==========  ==========  ============  ============   ========
  Distributable cash per unit........  $  0.40009  $  0.44757  $    1.32368  $    1.50569   $0.40000
                                       ==========  ==========  ============  ============   ========

     The Trust's crude oil sales price averaged $12.12 per barrel for the Wasson Royalties and $12.30 per barrel for the Net Profits Royalties in the third quarter of 1998 compared with $17.69 per barrel and $16.96 per barrel, respectively, in the third quarter of 1997. Crude oil prices for the first nine months of 1998 averaged $14.73 per barrel for the Wasson Royalties and $14.67 per barrel for the Net Profit Royalties compared with $20.49 per barrel and $19.46 per barrel, respectively, for the same period in 1997. Oil prices in the fourth quarter of 1998 averaged $12.17 per barrel for the Wasson Royalties and $10.75 per barrel for the Net Profits Royalties. Crude oil prices received by Santa Fe on the Royalty Properties in October 1998 averaged $12.23 per barrel.

     Natural gas prices in the third quarter of 1998 averaged $2.18 per Mcf compared with $2.36 per Mcf in the third quarter of 1997. Natural gas prices averaged $2.43 per Mcf in the first nine months of 1998 compared with $2.48 per Mcf for the same period in 1997. Natural gas sales prices averaged $2.16 per Mcf in the fourth quarter of 1998. Natural gas volumes increased in the third quarter and first nine months of 1998 compared with the same periods in 1997 primarily due to the addition of new production from ongoing development activities on the Net Profit Properties.

     Cash proceeds in the first and second quarters of 1997 were reduced by Support Payment recoupments of $912,000 and $153,000, respectively. Future recoupments will be made only to the extent of the Support Payment of $94,000 received by the Trust in the fourth quarter of 1998 and future Support Payments. (see -- General; Liquidity and Capital Resources).

     Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures in the Trust's first nine months of 1998 totalled $1,287,393. Capital expenditures in the first nine months of 1998 include reserves of $357,942 which were expended in the fourth quarter of 1998. Operating expenses for the Net Profits Royalties averaged $4.19 per barrel of oil equivalent ("BOE") in the third quarter of 1998 compared with $5.01 per BOE in the third quarter of 1997. Operating expenses for the fourth quarter of 1998 averaged $4.00 per BOE. Operating expenses may fluctuate from quarter to quarter due to the timing of payments.

YEAR 2000

     The risks associated with the Year 2000 problem are the results of computer technology utilizing two digits rather than four to define a specific year. Absent corrective action, a computer program or embedded chip that is date sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations.

     Santa Fe is the operator of a small number of the Royalty Properties and has developed a plan to identify those risks related to the Year 2000 problem, to remediate systems and equipment where required and to test for Year 2000 compliance. Santa Fe has identified all critical computer systems and determined the remediation to be performed and has already made the required modifications to its accounting system. Santa Fe is in the process of developing a business contingency plan in order to mitigate the extent of potential disruption to business operations and expects to complete this plan by the second quarter of 1999 with continued refinement throughout 1999. Santa Fe has stated that the costs to the Trust for Year 2000 compliance is covered under the administrative fee paid by the Trust to Santa Fe.

     Santa Fe is primarily reliant on the performance of third party vendors for the receipt of Royalty income, payment of expenses and disbursement of income distributable to the Trust. The worst case scenario would involve failure of third party production equipment in the field, which would result in disruption of operations until the problem is resolved. Santa Fe can provide no assurance as to whether third party vendors will successfully address the Year 2000 issue. With regard to risk relating to third parties, Santa Fe has implemented a program to request Year 2000 certification or other assurance from its significant customers, transporters, partners and suppliers. Failure to successfully address the Year 2000 issue by third party vendors could have a material adverse impact on the trust and its Unit holders.

     Chase Bank of Texas, National Association, ("Chase"), has developed and is implementing a program to prepare its systems and applications for the Year 2000, including those used to render services to the Trust. In that connection, Chase intends to have such systems and applications capable of processing, on and after January 1, 2000, date, and date-related data consistent with the functionality of such systems and applications, without a material adverse effect upon its performance of services as Trustee.

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

                                    PART II.
                               OTHER INFORMATION

ITEMS 1, 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

                                                        SEC FILE OR
                                                        REGISTRATION    EXHIBIT
                                                           NUMBER       NUMBER
                                                       --------------   -------
      3(a)*    Form of Trust Agreement of Santa Fe
                 Energy Trust.......................      33-51760         3.1
      4(a)*    Form of Custodial Deposit
                 Agreement..........................      33-51760         4.2
      4(b)*    Form of Secure Principal Energy
                 Receipt (included as Exhibit A to
                 Exhibit 4(a))......................      33-51760         4.1
     10(a)*    Form of Net Profits Conveyance
                 (Multi-State)......................      33-51760        10.1
     10(b)*    Form of Wasson Conveyance............      33-51760        10.2
     10(c)*    Form of Louisiana Mortgage...........      33-51760        10.3
     27        Financial Data Schedules
               (*)  Indicates exhibit filed incorporated herein by reference

(b)  Reports on Form 8-K

     None

                                   SIGNATURE

     Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November, 1998.

                                        SANTA FE ENERGY TRUST
                                             (REGISTRANT)

                                        By  CHASE BANK OF TEXAS, NATIONAL
                                             ASSOCIATION, TRUSTEE

Date:  November 13, 1998                /s/ PETE FOSTER
                                            PETE FOSTER
                                            SENIOR VICE PRESIDENT & TRUST
                                            OFFICER

     The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.