Form 10-K405
period 1998-12-31
SANTA FE ENERGY TRUST
filed 1999-03-31
CIK 893486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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
        GLOBAL TRUST SERVICES
       600 TRAVIS, SUITE 1150
           HOUSTON, TEXAS                            77002
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)                            (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 216-5087

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                           NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                   WHICH REGISTERED
--------------------------------------------------------------------------
DEPOSITARY UNITS, EVIDENCED BY SECURE        NEW YORK STOCK EXCHANGE
      PRINCIPAL ENERGY RECEIPTS

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X No ____
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_
     The aggregate market value of 6,300,000 Depositary Units in Santa Fe Energy Trust held by non-affiliates of the registrant at the closing sales price on March 22, 1999, of $16 7/8 was $106,312,500.

          Depositary Units outstanding at March 22, 1999 -- 6,300,000
                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     None.

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                     PAGE
                                                                     ----
Item   1. Business.................................................    1

         Description of the Trust.................................     1

         Description of the Trust Units and Depositary Units......     7

         Description of the Treasury Obligations..................    15

         Description of the Royalty Properties....................    16

         Competition and Markets..................................    24

         Governmental Regulation...................................   25
Item   2. Properties...............................................   27
Item   3. Legal Proceedings........................................   27
Item   4. Submission of Matters to a Vote of Security Holders......   27

                                    PART II

Item   5. Market for the Registrant's Common Equity and Related
           Holder Matters..........................................   28
Item   6. Selected Financial Data..................................   28
Item   7. Management's Discussion and Analysis of Financial
           Condition and Results of
           Operations..............................................   28
Item 7A. Quantitative and Qualitative Disclosures about Market
           Risk ...................................................   32
Item   8. Financial Statements and Supplementary Data..............   33
Item   9. Changes in and Disagreements with Accountants on
           Accounting and Financial
           Disclosure..............................................   33

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.......    33
Item 11. Executive Compensation...................................    33
Item 12. Security Ownership of Certain Beneficial Owners and
           Management.............................................    33
Item 13. Certain Relationships and Related Transactions...........    33

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K...............................................    34
SIGNATURES........................................................    44

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

     The Trustee is paid an annual fee of approximately $12,500. The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. Trustee fees and Trust administrative expenses totalled $265,000 in 1998, although such costs could be greater or less in subsequent periods depending on future events. In addition, the Trust paid Santa Fe an annual fee of $234,000 in 1998. Such fee will increase by 3.5% per year, payable quarterly, to reimburse Santa Fe for overhead expenses.

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

                                        WASSON ODC ROYALTY      WASSON ODC ROYALTY
          CALENDAR QUARTERS              QUARTERLY GROSS           MAXIMUM NET
         IN THE YEAR ENDING                 PRODUCTION              QUARTERLY
            DECEMBER 31,                LIMITATION (MBBLS)      PRODUCTION (MBBLS)
-------------------------------------   ------------------      ------------------
     1999............................           561                    69.5
     2000............................           522                    64.7
     2001............................           504                    62.5
     2002............................           530                    65.7
     2003............................           582                    72.1
     2004............................           604                    74.9
     2005............................           536                    66.4
     2006............................           502                    62.2
     2007............................           486                    60.2

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

                                          WASSON WILLARD          WASSON WILLARD
          CALENDAR QUARTERS             ROYALTY QUARTERLY        ROYALTY MAXIMUM
         IN THE YEAR ENDING              GROSS PRODUCTION         NET QUARTERLY
            DECEMBER 31,                LIMITATION (MBBLS)      PRODUCTION (MBBLS)
-------------------------------------   ------------------      ------------------
     1999............................           390                    26.7
     2000............................           323                    22.1
     2001............................           268                    18.3
     2002............................           222                    15.2
     2003............................           175                    12.0

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

SUPPORT PAYMENTS

     The Wasson Conveyance provides that the Trust is entitled to additional quarterly royalty payments ("Support Payments"), subject to certain limitations herein described, out of Santa Fe's remaining royalty interests in the Wasson ODC Unit during the period ending on December 31, 2002 (the "Support Period") in the event that the net cash available for distribution to Holders from the Royalty Interests for any calendar quarter during the Support Period is less than an amount sufficient to distribute to Holders a minimum supported quarterly royalty per Depositary Unit equal to $0.40 per Depositary Unit (the "Minimum Quarterly Royalty"). Distributions paid in 1994, 1995 and 1998 included Support Payments of $868,000 (approximately $0.14 per Depositary Unit), $1,206,000 (approximately $0.19 per Depositary Unit), and $94,000 (approximately $0.01 per Depositary Unit), respectively. In the first quarter of 1999, the Trust received a Support Payment of $779,000. The Support Payments paid in 1994 were required primarily due to lower realized oil prices and capital expenditures incurred with respect to the Net Profits Properties, a substantial portion of which related to the drilling of new wells. The Support Payments paid in 1995 were required primarily due to lower natural gas prices and a continuation of drilling expenditures. The Support Payment paid in 1998 was required primarily due to lower oil prices realized on the Net Profits Properties. In 1996 and through the first six months of 1997 Santa Fe recouped Support Payments made in prior periods totalling $1,009,000 (approximately $0.16 per Depositary Unit) and $1,065,000 (approximately $0.17 per Depositary Unit), respectively (see "-- Reduction of Royalty Interests"). Future recoupments will be made only to the extent of the Support Payment paid in the fourth quarter of 1998, the first quarter of 1999 and future Support Payments. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.40 per Depositary Unit per quarter. However, due to low commodity prices, almost all of the production proceeds from Santa Fe's royalty interest in the Wasson ODC unit for the operating quarter ended December 31, 1998 were used to make the support payment in the first quarter of 1999. If commodity prices continue to decline, production proceeds from the Wasson ODC unit may not be sufficient to make support payments in the amounts that will allow the Trust to pay a full distribution of $0.40 per unit in future quarters.

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

OTHER MATTERS

     Payments to the Trust are attributable to the sale of depleting assets. Thus, the reserves attributable to the Royalty Properties are expected to decline over time. Based on the estimated production volumes in the Reserve Report (hereinafter defined), on a barrel of oil equivalent basis, the oil and gas production from proved reserves attributable to the Trust in the year preceding the Liquidation Date is expected to be approximately 32% of the oil and gas production attributable to the Trust in 1998.

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

  TREATMENT OF DEPOSITARY UNITS

     Under current law, a purchaser of a Depositary Unit is treated, for Federal income tax purposes, as purchasing directly an interest in the Treasury Obligations and the assets of the Trust. A purchaser is therefore required to allocate the purchase price of his Depositary Unit between the interest in the Treasury Obligations and the assets of the Trust in the proportion that the fair market value of each bears to the fair market value of the Depositary Unit. Information regarding purchase price allocations is furnished to Holders by the Trustee.

  CLASSIFICATION AND TAXATION OF THE TRUST

     Under current law, the Trust is classified for federal income tax purposes as a grantor trust. As a grantor trust, the Trust is not subject to tax. For tax purposes, Holders are considered to own and receive the Trust's income and principal directly as though no trust were in existence. The Trust files an information return, reporting all items of income, credit or deduction which must be included in the tax returns of Holders.

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

     The Trust makes quarterly distributions to Holders of record on each Quarterly Record Date. The terms of the Trust Agreement seek to assure to the extent practicable that taxable income attributable to such distributions is reported by the Holder who receives such distributions, assuming that he is the owner of record on the Quarterly Record Date. In certain circumstances, however, a Holder may not receive the distribution attributable to such income. For example, if the Trustee establishes a reserve or borrows money to satisfy debts and liabilities of the Trust, income associated with the cash used to establish that reserve or to repay that loan must be reported by the Holder on his tax return even though that cash is not distributed to him. In addition, Holders are required to recognize certain interest income attributable to the Treasury Obligations even though such interest is not paid currently to the Holders.

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

  INTEREST INCOME

     Based on representations made by Santa Fe regarding the reserves burdened by the Wasson Royalties and the expected life of the Wasson Royalties, the Wasson Royalties are properly treated as "production payments" under Section 636(a) of the Code. Under the rules of such Code section, each Holder is treated as making a mortgage loan on the Wasson Properties to Santa Fe in an amount equal to the amount of the purchase price of each Depositary Unit allocated to the Wasson Royalties. Because production payments are treated as debt instruments for tax purposes, the Wasson Royalties are subject to the Original Issue Discount (OID) rules of Sections 1272 through 1275 of the Code. Section 1272 generally requires the periodic inclusion of original issue discount in income of the purchaser of a debt instrument. Section 1275 provides special rules and authorizes the IRS to prescribe regulations modifying the statutory provisions where, by reason of contingent payments, the tax treatment provided under the statutory provisions does not carry out the purposes of such provisions. Proposed regulations dealing with contingent payments were issued in 1986 and modified in 1991 (the "Original Proposed Regulations"). During
December 1994, the IRS replaced the Original Proposed Regulations with new proposed regulations and, during June 1996, the IRS redesignated the 1994 proposed regulations as final regulations (the "New Regulations"). However, the New Regulations are by their terms applicable only to debt instruments that are issued on or after August 13, 1996. The New Regulations further provide, in a case of a contingent debt instrument issued before August 13, 1996, that a taxpayer may use any reasonable method to account for the debt instrument, including a method that would have been required under the proposed regulations when the debt instrument was issued. Because the Original Proposed Regulations were in effect when the Wasson Royalties were issued to the Trust, the tax treatment of the Wasson Royalties has been reported to the Holders under the provisions of the Original Proposed Regulations.

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

     Holders are also required to recognize and report OID interest income attributable to the Treasury Obligations. In general, the total amount of OID interest income a Holder is required to recognize over the term of the Treasury Obligations is calculated as the difference between the amount of the purchase price of a Depositary Unit allocated to the Treasury Obligations and the pro rata portion of the face amount of such Treasury Obligations attributable to the Depositary Unit. The amount of OID interest income so calculated which is required to be included in income by a Holder is generally determined by multiplying the Holder's adjusted issue price in the Treasury Obligations by the yield to maturity of the Treasury Obligations.

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

     The allowance for depletion with respect to a property is determined annually and is the greater of cost depletion or, if allowable, percentage depletion. Percentage depletion is generally available to "independent producers" (generally persons who are not substantial refiners or retailers of oil or gas or their primary products) on the equivalent of 1,000 barrels of production per day. Percentage depletion is a statutory allowance generally equal to 15% of the gross income from production from a property, subject to a net income limitation which is 100% of the taxable income from the property, computed without regard to depletion deductions and certain loss carrybacks. For tax years beginning after December 31, 1997, and before January 1, 2000, the 100% of taxable income limitation on percentage depletion does not apply to "marginal production." Additionally, the percentage depletion rate for "marginal production" is adjusted annually and is generally greater than 15%. Marginal production includes (i) "stripper well property," generally defined as a domestic crude oil or natural gas property producing 15 barrel equivalents or less per day per well, and (ii) "heavy oil," generally defined as domestic crude oil produced from any property if such crude oil had a weighted average gravity of 20 degrees API or less. The depletion deduction attributable to percentage depletion for a taxable year is limited to 65% of the taxpayer's taxable income for the year before allowance of "independent producers" percentage depletion and certain loss carrybacks. Unlike cost depletion, percentage depletion is not limited to the adjusted tax basis of the property, although it reduces such adjusted tax basis (but not below zero).

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

  NON-PASSIVE ACTIVITY INCOME AND LOSS

     The income and expenses of the Trust are not taken into account in computing passive activity losses and income under Code Section 469 for a Holder who acquires and holds Depositary Units as an investment.

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

  SALE OF DEPOSITARY UNITS; DEPLETABLE BASIS

     Generally, a Holder will realize gain or loss on the sale or exchange of his Depositary Units measured by the difference between the amount realized on the sale or exchange and his adjusted basis for such Depositary Units. Gain or loss on the sale of Depositary Units by a Holder who is not a dealer with respect to such Depositary Units and who has a holding period for the Depositary Units of more than one year may be eligible for lower capital gains rate, except to the extent of the depletion recapture amount (as described below). In accordance with recent changes in the capital gains tax rate, capital gains of each noncorporate Holder arising from a sale of Depository Units generally will be subject to tax at a rate of 20% (10% if the noncorporate Holder is in the 15% tax bracket) if such Depository Units have been held for more than 12 months. If a noncorporate Holder has held the Depository Units for 12 months or less, any such capital gain recognized on the sale of such Depository Units will be subject to tax at ordinary income tax rates (of which the maximum rate is 39.6%).

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

     A Holder's initial basis in his Depositary Units is equal to the amount paid for such Depositary Units. Such basis is increased by the amount of any OID interest income recognized by the Holder attributable to the Treasury Obligations. Such basis is reduced by deductions for depletion claimed by the Holder (but not below zero). In addition, such basis is reduced by the amount of any payments attributable to the Wasson Royalties which are treated as payments of principal under the OID rules. A Holder's basis would also be increased by an increase in reserves retained by the Trust and would be reduced by any reduction in such reserves.

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

  BACKUP WITHHOLDING

     In general, distributions of Trust income are not subject to "backup withholding" unless: (i) the Holder is an individual or other noncorporate taxpayer and (ii) such Holder fails to furnish and certify as to the correctness of his taxpayer identification number (which for an individual, would be such individual's social security number) or such Holder fails to comply with certain reporting procedures.

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

     Santa Fe estimates that as of December 31, 1998, the Net Profits Properties covered approximately 246,000 gross acres (approximately 36,000 net to Santa
Fe). Productive well information generally is not made available by operators to owners of royalties and overriding royalties. Accordingly, such information is unavailable to Santa Fe for the Net Profits Properties.

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

RESERVES

     A study of the proved oil and gas reserves attributable to the Trust as of December 31, 1998 has been made by Ryder Scott Company, independent petroleum consultants. The following letter (Reserve Report) summarizes such reserve study. The Trust has not filed reserve estimates covering the Royalty Properties with any other Federal authority or agency.

                            (RYDER SCOTT LETTERHEAD)

                                January 31,1999

Santa Fe Energy Resources, Inc.
1616 South Voss Road
Houston, Texas 77057-2696

Gentlemen:

     Pursuant to your request, we present below our estimates of the net proved reserves attributable to the interests of the Santa Fe Energy Trust (Trust) as of December 31, 1998. The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Santa Fe Energy Resources, Inc. (Santa Fe). The interests conveyed to the Trust consist of royalty interests in the Wasson Field, Texas (Wasson Royalties) and a net profits interest derived from working and royalty interests in numerous other properties (Net Profits Royalties). The properties included in the Trust are located in the states of Alabama, Arkansas, California, Colorado, Kansas, Louisiana, Mississippi, New Mexico, North Dakota, Oklahoma, Texas, Wyoming, and in state waters offshore Louisiana.

     The estimated reserve quantities and future income quantities presented in this report are related to a large extent to hydrocarbon prices. Hydrocarbon prices in effect at December 31, 1998 were used in the preparation of this report as required by Securities and Exchange Commission (SEC) and Financial Accounting Standards Bulletin No. 69 (FASB 69) guidelines; however, actual future prices may vary significantly from December 31, 1998 prices for reasons discussed in more detail in other sections of this report. Therefore, quantities of reserves actually recovered and quantities of income actually received may differ significantly from the estimated quantities presented in this report.

                                                    SANTA FE ENERGY TRUST
                                                   AS OF DECEMBER 31, 1998
                                        ---------------------------------------------
                                                              ESTIMATED      PRESENT
                                                              FUTURE NET      VALUE
                                        LIQUIDS     GAS      CASH INFLOWS     AT 10%
                                        (MBBLS)    (MMCF)        (M$)          (M$)
                                        -------    ------    ------------    --------
Proved Net Developed and Undeveloped
  Wasson ODC Royalty.................   3,772.7        0       34,751.0      25,053.5
  Wasson Willard Royalty.............     376.9        0        3,398.6       2,779.9
  Net Profits Royalties..............   1,102.0    7,367       23,003.0      14,618.9
                                        -------    ------    ------------    --------
           Totals....................   5,251.6    7,367       61,152.6      42,452.3
                                        =======    ======    ============    ========

Proved Net Developed
  Wasson ODC Royalty.................   3,772.7        0       34,751.0      25,053.5
  Wasson Willard Royalty.............     376.9        0        3,398.6       2,779.9
  Net Profits Royalties..............   1,102.0    7,367       23,003.0      14,618.9
                                        -------    ------    ------------    --------
           Totals....................   5,251.6    7,367       61,152.6      42,452.3
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

     Santa Fe has indicated that the conveyance of the Wasson Royalties to the Trust provides that the Trust will receive additional income from the Wasson ODC Unit through Support Payments. Payment of the additional income is subject to numerous limitations which are detailed in the Conveyance. Based on the production profiles and pricing assumptions in this report and the terms of the Conveyance as described to us by Santa Fe, $12,685,768 is required from future Support Payments as of December 31, 1998. The tables shown on pages 1, 4, and 5 include 1,379,730 barrels of oil, $12,685,768 of estimated future net revenue, and $10,439,565 of discounted estimated future net revenue with respect to the Support Payments. Based on the terms of the Conveyance, the Support Payments are limited to a total payment of $20,000,000 from inception through 2002, which is the time the Support Payments are terminated. As of December 31, 1998, $872,791 in support payments had been paid or accrued to be paid and the remaining maximum obligation with respect to the Support Payments is $19,127,209. In accordance with information provided by Santa Fe, we have calculated total estimated net revenue of $12,685,768 to be available for Support Payments as of December 31, 1998.

     The "Liquid" reserves shown above are comprised of crude oil, condensate and natural gas liquids. Natural gas liquids comprise 2.0 percent of the Trust's developed liquid reserves and 2.0 percent of the Trust's developed and undeveloped liquid reserves. All hydrocarbon liquid reserves are expressed in standard 42 gallon barrels. All gas volumes are sales gas expressed in MMcf at the pressure and temperature bases of the area where the gas reserves are located. The estimated future net cash inflows are described later in this report.

     The proved reserves presented in this report comply with the SEC's Regulation S-X Part 210.4-10 Sec. (a) as clarified by subsequent Commission Staff Accounting Bulletins, and are based on the following definitions and criteria:

     Proved reserves of crude oil, condensate, natural gas, and natural gas liquids are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalation based on future conditions. Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation tests. In certain instances, proved reserves are assigned on the basis of a combination of core analysis and

                    RYDER SCOTT COMPANY PETROLEUM ENGINEERS
electrical and other type logs which indicate the reservoirs are analogous to reservoirs in the same field which are producing or have demonstrated the ability to produce on a formation test. The area of a reservoir considered proved includes (1) that portion delineated by drilling and defined by fluid contacts, if any, and (2) the adjoining portions not yet drilled that can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of data on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Reserves that can be produced economically through the application of improved recovery techniques are included in the proved classification when these qualifications are met: (1) successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based, and (2) it is reasonably certain the project will proceed. Improved recovery includes all methods for supplementing natural reservoir forces and energy, or otherwise increasing ultimate recovery from a reservoir, including (1) pressure maintenance, (2) cycling, and (3) secondary recovery in its original sense. Improved recovery also includes the enhanced recovery methods of thermal, chemical flooding, and the use of miscible and immiscible displacement fluids. Proved natural gas reserves are comprised of non-associated, associated, and dissolved gas. An appropriate reduction in gas reserves has been made for the expected removal of natural gas liquids, for lease and plant fuel, and the exclusion of non-hydrocarbon gases if they occur in significant quantities and are removed prior to sale. Estimates of proved reserves do not include crude oil, natural gas, or natural gas liquids being held in underground or surface storage. Proved reserves are estimates of hydrocarbons to be recovered from a given date forward. They may be revised as hydrocarbons are produced and additional data become available.

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

     Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with reasonable certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves are attributable to any acreage for which an application of fluid injection or

                    RYDER SCOTT COMPANY PETROLEUM ENGINEERS
     other improved technique is contemplated, only when such techniques have been proved effective by actual tests in the area in the same reservoir.

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

     In accordance with the requirements of FASB 69, our estimates of future cash inflows, future costs, and future net cash inflows before income tax, as well as our estimated reserves quantities, as of December 31, 1998 from this report are presented below:

                                                            SANTA FE ENERGY TRUST
                                                           AS OF DECEMBER 31, 1998
                                        --------------------------------------------------------------
                                               NET PROFITS ROYALTIES
                                        -----------------------------------
                                         ROYALTY       WORKING                   WASSON
                                        INTERESTS      INTERESTS   TOTALS       ROYALTIES     TOTALS
                                        ---------      -------   ----------     ---------   ----------
Total Proved
  Future Cash Inflows (M$)...........     9,978.4      13,024.6    23,003.0      41,250.7     64,253.7
  Future Costs
     Production (M$).................           0            0            0       3,101.1      3,101.1
     Development (M$)................           0            0            0             0            0
                                        ---------      -------   ----------     ---------   ----------
           Total Costs (M$)..........           0            0            0       3,101.1      3,101.1
  Future Net Cash Inflows Before
     Income Tax (M$).................     9,978.4      13,024.6    23,003.0      38,149.6     61,152.6
  Present Value at 10% Before
     Income Tax (M$).................     5,722.1      8,896.8     14,618.9      27,833.4     42,452.3

                                                            SANTA FE ENERGY TRUST
                                                           AS OF DECEMBER 31, 1998
                                        -------------------------------------------------------------
                                              NET PROFITS ROYALTIES
                                        ----------------------------------
                                         ROYALTY       WORKING                   WASSON
                                        INTERESTS      INTERESTS    TOTALS      ROYALTIES      TOTALS
                                        ---------      -------      ------      ---------      ------
Proved Net Developed Reserves
  Liquids (MBbls)....................     670.4         431.6       1,102.0       4,149.6      5,251.6
  Gas (MMCF).........................     2,386         4,981        7,367              0       7,367
Proved Net Undeveloped Reserves
  Liquids (MBbls)....................         0             0            0              0           0
  Gas (MMCF).........................         0             0            0              0           0
Total Proved Net Reserves
  Liquids (MBbls)....................     670.4         431.6       1,102.0       4,149.6      5,251.6
  Gas (MMCF).........................     2,386         4,981        7,367              0       7,367

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

     Santa Fe furnished us gas prices in effect at December 31, 1998 and with its forecasts of future gas prices which take into account Securities and Exchange Commission guidelines, current market

                    RYDER SCOTT COMPANY PETROLEUM ENGINEERS
prices, regulations under the Nature Gas Policy Act of 1978 and the Gas Decontrol Act of 1989, contract prices and fixed and determinable price escalations where applicable. In accordance with Securities and Exchange Commission guidelines, the future gas prices used in this report make no allowances for future gas price increases which may occur as a result of inflation nor do they account for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be different than December gas prices. In those cases where contract market-out has occurred, the current market price was held constant to depletion of the reserves. In those cases where market-out has not occurred, contract gas prices including fixed and determinable escalations, exclusive of inflation adjustments, were used until the contract expires and then reduced to the current market price for similar gas in the area and held at this reduced price to depletion of the reserves.

     Santa Fe furnished us with liquid prices in effect at December 31, 1998 and these prices were held constant to depletion of the properties. In accordance with Securities and Exchange Commission guidelines, changes in liquid prices subsequent to December 31, 1998 were not considered in this report.

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

     Our reserve estimates are based upon a study of the properties in which the Trust has interests; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities which may exist nor were any costs included for potential liability to restore and clean up damages, if any, caused by past operating practices. Santa Fe informed us that it has furnished us all of the accounts, records, geological and engineering data and reports and other data required for our investigation. The ownership interest, terms of the Trust, prices, taxes, and other factual data furnished to us in connection with our investigation were accepted as represented. The estimates presented in this report are based on data available through August 1998.

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

     The future production rates from properties now on production may be more or less than estimated because of changes in market demand or allowables set by regulatory bodies. In general, we estimate that gas production rates will continue to be the same as the average rate for the latest available 12 months of actual production until such time that the well or wells are incapable of producing at this rate. The well or wells are then projected to decline at their decreasing delivery capacity rate. Our general policy on estimates of future gas production rates is adjusted when necessary

                    RYDER SCOTT COMPANY PETROLEUM ENGINEERS
to reflect actual gas market conditions in specific cases. Properties which are not currently producing may start producing earlier or later than anticipated in our estimates of their future production rates. The future prices received for the sale of the production may be higher or lower than the prices used in this report as described above, and the operating costs and other costs relating to such production may also increase or decrease from existing levels; however, such possible changes in prices and costs were, in accordance with rules adopted by the Securities and Exchange Commission, omitted from consideration in preparing this report.

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

     FEDERAL REGULATION OF GAS. The Net Profits Properties are subject to or affected by the jurisdiction of the Federal Energy Regulatory Commission ("FERC") and the Department of Energy with respect to various aspects of oil and gas operations including marketing and production of oil and gas. Under the Natural Gas Act of 1938, the FERC regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. The FERC's jurisdiction over interstate natural gas sales was substantially modified by the Natural Gas Policy Act, under which the FERC continued to regulate the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce. Effective January 1, 1993, however, the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") deregulated natural gas prices for all "first sales" of natural gas. Because "first sales" include typical wellhead sales by producers, all natural gas produced from the Net Profits Properties is being sold at market prices, subject to the terms of any private contracts which may be in effect. The FERC's jurisdiction over natural gas transportation was not affected by the Decontrol Act.

     Sales of natural gas from the Net Profits Properties are affected by intrastate and interstate gas transportation regulation. Beginning in 1985, the FERC adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. These changes were intended by the FERC to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesale marketers of gas to the primary role of gas transporters. All gas marketing by the pipelines was required to be divested to a marketing affiliate, which operates separately from the transporter and in direct competition with all other merchants. As a result of the various omnibus rulemaking proceedings in the late 1980s and the individual pipeline restructuring proceedings of the early to mid-1990s, the interstate pipelines are now required to provide open and nondiscriminatory transportation and transportation-related services to all producers, gas marketing companies, local distribution companies, industrial end users and other customers seeking service. Through similar orders affecting intrastate pipelines that provide similar interstate services, the FERC expanded the impact of open access regulations to intrastate commerce.

     More recently, the FERC has pursued other policy initiatives that have affected natural gas marketing. Most notable are (i) the large-scale divestiture of interstate pipeline-owned gas gathering facilities to affiliated or non-affiliated companies, (ii) further development of rules governing the relationship of the pipelines with their marketing affiliates, (iii) the publication of standards relating to the use of electronic bulletin boards and electronic data exchange by the pipelines to make available transportation information on a timely basis and to enable transactions to occur on a purely electronic basis, (iv) further review of the role of the secondary market for released pipeline capacity and its relationship to open access service in the primary market and (v) development of policy and promulgation of orders pertaining to its authorization of market-based rates (rather than traditional cost-of-service based rates) for transportation or transportation-related services upon the pipeline's demonstration of lack of market control in the relevant service market. It remains to be seen what effect the FERC's other activities will have on the access to markets, the fostering of competition and the cost of doing business.

     As a result of these changes, sellers and buyers of gas have gained direct access to the particular pipeline services they need and are better able to conduct business with a larger number of counterparties. Santa Fe believes these changes generally have improved the access to markets for the gas from the Net Profits Properties while, at the same time, substantially increasing competition in the natural gas marketplace. Santa Fe cannot predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on production and marketing of gas from the Net Profits Properties.

     In the past, Congress has been very active in the area of gas regulation. However, as discussed above, the more recent trend has been in favor of deregulation and the promotion of competition in the gas industry. Thus, in addition to "first sale" deregulation, Congress also repealed incremental pricing requirements and gas use restraints previously applicable. There are other legislative proposals pending in the Federal and state legislatures which, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on the production and marketing of gas from the Net Profits Properties. Similarly, and despite the trend toward federal deregulation of the natural gas industry, whether or to what extent that trend will continue, or what the ultimate effect will be on the production and marketing of gas from the Net Profits Properties, cannot be predicted.

     FEDERAL REGULATION OF PETROLEUM. Sales of oil and natural gas liquids from the Royalty Properties are not regulated and are at market prices. The price received from the sale of these products is affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. These regulations have generally been approved on judicial review. Santa Fe is not able to predict with certainty what effect, if any these relatively new federal regulations will have on it.

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

     SOLID AND HAZARDOUS WASTE. The Royalty Properties include numerous properties that have produced oil and gas for many years and hydrocarbons or other solid wastes may have been disposed or released on or under the Royalty Properties. State and Federal laws applicable to oil and gas wastes and properties have become increasingly more stringent. Under these new laws, Santa Fe or an operator of the Royalty Properties could be required to remove or remediate previously disposed wastes or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the year ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED HOLDER MATTERS.

     The Depositary Units are traded on the New York Stock Exchange -- ticker symbol SFF. The high and low closing sales prices and distributions for each quarter in the years ended December 31, 1997 and 1998 were as follows (in dollars):

                                        CLOSING SALES
                                           PRICES
                                        -------------     DISTRIBUTION
                                        LOW      HIGH         PAID
                                        ----     ----     ------------
1997
  First Quarter......................    19 1/2   20 1/8    $0.45000
  Second Quarter.....................    19 3/8   20 1/4     0.60812
  Third Quarter......................    19 7/8   21         0.44757
  Fourth Quarter.....................    20       21 1/8     0.45527
1998
  First Quarter......................   $20 1/16 $21        $0.48539
  Second Quarter.....................    19 1/8   20 7/16    0.43820
  Third Quarter......................    17 13/16 20 3/16    0.40009
  Fourth Quarter.....................    17 1/4   19 7/16    0.40000

     At March 22, 1999, the 6,300,000 Depositary Units outstanding were held by 310 holders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                         1998       1997       1996       1995       1994
                                       ---------  ---------  ---------  ---------  ---------
                                                 (THOUSANDS, EXCEPT PER UNIT DATA)
Period Ended December 31,:
  Distributable Cash.................  $  10,859  $  12,354  $  11,063  $  10,080  $  10,080
  Distributable Cash per Trust
     Unit............................    1.72368    1.96096    1.75610    1.60000    1.60000
At December 31,:
  Investment in Royalty Interests,
     net.............................  $  32,218  $  39,874  $  48,274  $  57,675  $  67,377
  Trust Corpus.......................     32,280     40,051     48,420     57,654     67,392

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of Support Payments, net of any amounts recouped, is limited to $20.0 million on a revolving basis. From inception through the end of 1998, the Trust received Support Payments totalling $2,168,000. In the first quarter of 1999 the Trust received a Support Payment of $779,000. During 1996 and the first six months of 1997 Santa Fe recouped $2,074,000 of such payments. Future recoupments will be made only to the extent of the support payment made in 1998, the first quarter of 1999 and future support payments. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.40 per Trust Unit per quarter. However, due to low commodity prices, almost all of the production proceeds from Santa Fe's royalty interest in the Wasson ODC unit for the operating quarter ended December 31, 1998 were used to make the support payment in the first quarter of 1999. If commodity prices continue to decline, production proceeds from the Wasson ODC unit may not be sufficient to make support payments in the amounts that will allow the Trust to pay a full distribution of $0.40 per unit in future quarters.

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

     Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's average crude oil sales price (excluding the effect of Support Payments and recoupments) for 1998 was 27% lower than in 1997 (see Results of Operations). Crude oil prices continued to decline in the first quarter of 1999. Crude oil prices received by Santa Fe on the Royalty Properties in February 1999 averaged $9.99 per barrel.

     Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's average price for natural gas in 1998 was $2.37 per Mcf, compared to the $2.36 per Mcf received in 1997. Natural gas prices received by Santa Fe on the Royalty Properties in February 1999 averaged $1.92 per Mcf.

RESULTS OF OPERATIONS

     Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payments of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the first quarter of 1999 reflects revenues received and costs and expenses paid by Santa Fe in the fourth quarter of 1998. In the first quarter of 1999 the Trust received a payment of $2,520,000 and on February 26, 1999 made a cash distribution of $2,520,000, or $.40 per Trust Unit, to unitholders of record on February 16, 1999.

                                               YEAR ENDED DECEMBER 31,               FIRST
                                       ----------------------------------------     QUARTER
                                           1998          1997          1996          1999
                                       ------------  ------------  ------------   -----------
                                                                                  (UNAUDITED)
VOLUMES AND PRICES
  Oil Volumes (Bbls)
     Wasson ODC Royalty..............       264,500       265,000       257,600        65,900
     Wasson Willard Royalty..........       120,800       125,700       131,000        29,900
     Net Profits Royalties...........       265,420       301,218       301,155        62,997
     Support Payments................         7,709       --            --             71,067
  Gas Volumes (Mcf):
     Net Profits Royalties...........     2,886,839     2,495,347     2,705,154       570,936
  Oil Average Prices ($/Bbl) per unit
     data
     Wasson ODC Royalty..............  $      14.08  $      19.60  $      19.76    $    10.96
     Wasson Willard Royalty..........         14.12         19.65         19.73         10.91
     Net Profits Royalties...........         13.68         18.69         16.73         11.00
     Support Payments................         12.18       --            --              10.96
  Gas Average Prices ($/Mcf):
     Net Profits Royalties...........          2.37          2.36          1.80          1.83
CASH PROCEEDS AND DISTRIBUTABLE CASH
  (IN THOUSANDS OF DOLLARS, EXCEPT AS
  NOTED)
  Wasson ODC Royalty:
     Sales...........................  $      3,726  $      5,195  $      5,091    $      722
     Operating Expenses..............          (315)         (536)         (503)          (75)
                                       ------------  ------------  ------------   -----------
                                              3,411         4,659         4,588           647
                                       ------------  ------------  ------------   -----------
  Wasson Willard Royalty:
     Sales...........................         1,705         2,469         2,584           326
     Operating Expenses..............          (107)         (212)         (236)          (21)
                                       ------------  ------------  ------------   -----------
                                              1,598         2,257         2,348           305
                                       ------------  ------------  ------------   -----------
  Net Profits Royalties:
     Sales...........................        10,476        11,601         9,950         1,892
     Operating Expenses..............        (3,022)       (3,346)       (3,302)         (682)
     Capital Expenditures............        (1,314)       (1,226)         (793)         (362)
                                       ------------  ------------  ------------   -----------
                                              6,140         7,029         5,855           848
                                       ------------  ------------  ------------   -----------
  Support Payment (Recoupments)......            94        (1,065)       (1,009)          779
                                       ------------  ------------  ------------   -----------
  Total Royalties....................        11,243        12,880        11,782         2,579
  Administrative Fee to Santa Fe.....          (234)         (226)         (217)          (59)
                                       ------------  ------------  ------------   -----------
  Payment Received...................        11,009        12,654        11,565         2,520
  Cash Advance From Santa Fe.........       --                250           300       --
  Repayment of Cash Advance from
     Santa Fe........................       --               (150)         (425)      --
  Cash Withheld for Trust Expenses...          (150)         (400)         (377)      --
                                       ------------  ------------  ------------   -----------
  Distributable Cash.................  $     10,859  $     12,354  $     11,063    $    2,520
                                       ============  ============  ============   ===========
  Distributable Cash Per Unit........  $    1.72368  $    1.96096  $    1.75610    $   .40000
                                       ============  ============  ============   ===========

     The Trust's crude oil sales price averaged $14.10 per barrel for the Wasson Royalties and $13.68 per barrel for the Net Profits Royalties in 1998 compared with $19.62 per barrel and $18.69 per barrel, respectively, in 1997. Oil prices in the first quarter of 1999 averaged $10.94 per barrel for the Wasson Royalties and $11.00 per barrel for the Net Profits Royalties. Crude oil prices continued to decline in the first quarter of 1999. Crude oil prices received by Santa Fe on the Royalty Properties in February 1999 averaged $9.99 per barrel.

     Natural gas prices in 1998 averaged $2.37 per Mcf compared to $2.36 per Mcf in 1997. Natural gas sales prices averaged $1.83 per Mcf in the first quarter of 1999.

     Cash proceeds in 1996 and 1997 were reduced by $1,009,000 and $1,065,000, respectively, as Santa Fe recouped all Support Payments made in prior periods. Cash proceeds in the fourth quarter of 1998 and the first quarter of 1999 included Support Payments of $94,000 and $779,000 respectively. The Support Payments were required primarily due to lower oil and gas prices in both quarters and an increase in developmental drilling expenditures in the first quarter of 1999.

     Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the exploration and development of the Net Profits Properties. Capital expenditures for 1998 totalled $1,314,000 compared to $1,226,000 in 1997. Capital expenditures are expected to be approximately $1.2 million in 1999. Operating expenses for the Net Profits Royalties averaged $3.78 per barrel of oil equivalent ("BOE") in 1998 compared to $4.67 per BOE in 1997. Operating expenses averaged $3.90 per BOE in the first quarter of 1999. Operating expenses may fluctuate from quarter to quarter due to the timing of payments.

YEAR 2000

     The risks associated with the Year 2000 problem are the results of computer technology utilizing two digits rather than four to define a specific year. Absent corrective action, a computer program or imbedded chip that is date sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations.

     Santa Fe is the operator of a small number of the Royalty Properties and has developed a plan to identify those risks related to the Year 2000 problem, to remediate systems and equipment where required and to test for Year 2000 compliance. Santa Fe has identified all critical computer systems and determined the remediation to be performed and has already made the required modifications to its accounting system. Santa Fe has engaged an outside consulting firm to assist in reviewing field equipment used in its oil and gas producing operations for Year 2000 issues. Santa Fe expects to complete all remediation of critical systems by June 30, 1999 and to test all of these systems in 1999. Santa Fe is in the process of developing a business contingency plan in order to mitigate potential disruption to business operations. Santa Fe expects to complete this contingency plan by the second quarter of 1999 with continued refinement throughout 1999.

     Santa Fe is reliant on the performance of unrelated third party vendors for the receipt of Royalty income, payment of expenses and disbursement of income distributable to the Trust. The worst case scenario would involve failure of third party production equipment in the field, which would result in disruption of operations until the problem is resolved. Santa Fe can provide no assurance as to whether third party vendors will successfully address the Year 2000 issue. With regard to risk relating to third parties, Santa Fe has implemented a program to request Year 2000 certification or other assurance from its significant customers, transporters, partners and suppliers. Santa Fe plans to contact the operators of the Wasson ODC and Willard Units and also the operators of the Net Profits properties that generate the most amount of revenue for the Trust. Failure to successfully address the Year 2000 issue by third party vendors could have a material adverse impact on the Trust and its Unit holders until the problem is solved.

     Santa Fe has reviewed and evaluated its most reasonably likely worst case scenario with regard to the Year 2000 and believes that it is taking every reasonable precaution to detect, remediate and test all critical computer systems and equipment.

     Santa Fe has stated that the costs for Year 2000 compliance is covered under the administrative fee paid by the Trust to Santa Fe.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURES ABOUT MARKET RISK

     Production attributable to Santa Fe's royalty interest in the Wasson ODC Unit and the Wasson Willard Unit is marketed by Santa Fe and is in some cases sold at the wellhead at market responsive prices and in other cases is traded at points within common carrier pipeline systems.

     With regard to the Net Profits Properties, where such properties consist of royalty interests, the operators of the properties will make all decisions regarding the marketing and sale of oil and gas production. Although Santa Fe generally has the right to market oil and gas produced from the Royalty Properties that are working interests, Santa Fe generally relies on the operators of the properties to market the production. The ability of the operators to market the oil and gas produced from the Royalty Properties will depend upon numerous factors beyond their control, including the extent of domestic production and imports of oil and gas, the proximity of the gas production to gas pipelines, the availability of capacity in such pipelines, the demand for oil and gas by utilities and other end-users, the effects of inclement weather, state and Federal regulation of oil and gas production and Federal regulation of gas sold or transported in interstate commerce. There is no assurance that such operators will be able to market all of the oil or gas produced from the Royalty Properties or that favorable prices can be obtained for the oil and gas produced.

     The Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter for any calendar quarter ending on or prior to December 31, 2002. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit.

     In view of the uncertainties affecting the supply and demand for oil, gas and refined petroleum products and fluctuating commodity prices, production proceeds from the Wasson ODC unit may not be sufficient to make support payments in the amounts that will allow the Trust to pay a full distribution of $0.40 per unit in future quarters.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 14 on page 34 herein for the Exhibits, Financial Statement Schedules, Supplementary Data and reports on Form 8-K.

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

     None

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A)(1)  FINANCIAL STATEMENTS

     The following financial statements are included in this Annual Report on Form 10-K on the pages as indicated:

                                         PAGE IN
                                          THIS
                                        FORM 10-K
                                        ---------
Audited Financial Statements
     Report of Independent
       Accountants...................       35
     Statement of Cash Proceeds and
       Distributable Cash for the
       Years Ended December 31, 1998,
       1997 and 1996.................       36
     Statement of Assets and Trust
       Corpus as of December 31, 1998
       and 1997......................       36
     Statement of Changes in Trust
       Corpus for the Years Ended
       December 31, 1998, 1997 and
       1996..........................       37
     Notes to Financial Statements...       38
Unaudited Financial Information
     Supplemental Information to the
       Financial Statements..........       41

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of the Santa Fe Energy Trust at December 31, 1998 and 1997, and the cash proceeds and distributable cash and the changes in trust corpus for each of the three years in the period ended December 31, 1998, on the basis of accounting described in Note 2.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 23, 1999

                             SANTA FE ENERGY TRUST
               STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                              YEAR ENDED DECEMBER 31,
                                       -------------------------------------
                                          1998         1997         1996
                                       -----------  -----------  -----------
Royalty Income
     ODC Royalty.....................  $     3,411  $     4,659  $     4,588
     Willard Royalty.................        1,598        2,257        2,348
     Net Profits Royalty.............        6,140        7,029        5,855
     Support payment (recoupment)....           94       (1,065)      (1,009)
                                       -----------  -----------  -----------
Total Royalties......................       11,243       12,880       11,782
Administrative Fee to Santa Fe Energy
  Resources, Inc.....................         (234)        (226)        (217)
Advance from Santa Fe Energy
  Resources, Inc.....................      --               250          300
Repayment of Advances from Santa Fe
  Energy Resources, Inc..............      --              (150)        (425)
Cash Withheld for Trust Expenses.....         (150)        (400)        (377)
                                       -----------  -----------  -----------
Distributable Cash...................  $    10,859  $    12,354  $    11,063
                                       ===========  ===========  ===========
Distributable Cash per Trust Unit (in
  dollars)...........................  $   1.72368  $   1.96096  $   1.75610
                                       ===========  ===========  ===========
Trust Units Outstanding..............        6,300        6,300        6,300
                                       ===========  ===========  ===========

                      STATEMENT OF ASSETS AND TRUST CORPUS
                                 (IN THOUSANDS)

                                             DECEMBER 31,
                                       ------------------------
                                          1998         1997
                                       -----------  -----------
                            ASSETS
Current Assets
     Cash............................  $        62  $       177
                                       -----------  -----------
                                                62          177
                                       -----------  -----------
Investment in Royalty Interests, at
  cost...............................       87,276       87,276
Less: Accumulated Amortization.......      (55,058)     (47,402)
                                       -----------  -----------
                                            32,218       39,874
                                       -----------  -----------
                                       $    32,280  $    40,051
                                       ===========  ===========

                         TRUST CORPUS
Trust Corpus, 6,300,000 Trust Units
  issued and outstanding.............  $    32,280  $    40,051
                                       ===========  ===========

                            See accompanying notes.

                             SANTA FE ENERGY TRUST
                      STATEMENT OF CHANGES IN TRUST CORPUS
                                 (IN THOUSANDS)

Balance at December 31, 1995.........       57,654
  Cash Proceeds......................       11,565
  Cash Distributions.................      (11,063)
  Trust Expenses.....................         (335)
  Amortization of Royalty
     Interests.......................       (9,401)
                                       -----------
Balance at December 31, 1996.........       48,420
  Cash Proceeds......................       12,654
  Cash Distributions.................      (12,354)
  Trust Expenses.....................         (269)
  Amortization of Royalty
     Interests.......................       (8,400)
                                       -----------
Balance at December 31, 1997.........       40,051
  Cash Proceeds......................       11,009
  Cash Distributions.................      (10,859)
  Trust Expenses.....................         (265)
  Amortization of Royalty
     Interests.......................       (7,656)
                                       -----------
Balance at December 31, 1998.........  $    32,280
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

(2)  BASIS OF ACCOUNTING

     The financial statements of the Trust are prepared on the cash basis of accounting for revenues and expenses. Royalty income is recorded when received (generally during the quarter following the end of the quarter in which the income from the Royalty Properties is received by Santa Fe) and is net of any cash basis exploration and development expenditures and amounts reserved for any future exploration and development costs. Expenses of the Trust, which will include accounting, engineering, legal, and other professional fees, Trustee fees, an administrative fee paid to Santa Fe and out-of-pocket expenses, are recognized when paid. Under generally accepted accounting principles, revenues and expenses would be recognized on an accrual basis. Amortization of the Trust's investment in

                             SANTA FE ENERGY TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
Royalty Interests is recorded using the unit-of-production method in the period in which the cash is received with respect to such production.

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

     During 1995 net cash proceeds (before deducting Trust expenses) exceeded cash distributions by $256,000, a portion of which was used to repay the advances received from Santa Fe in 1994. In order to pay Trust expenses, during 1995 Santa Fe advanced the Trust $190,000, of which $25,000 was due to Santa Fe at December 31, 1995. In 1996, Santa Fe advanced the Trust $300,000 to pay Trust expenses and at December 31, 1996 $100,000 was due to the Trust from Santa Fe. In 1997, Santa Fe advanced the Trust $250,000 to pay Trust expenses. Such advances were repaid in 1997 and at December 31, 1998 no advance repayments were due to Santa Fe from the Trust.

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") from Santa Fe to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped, will be limited to $20,000,000 on a revolving basis. From inception through the end of 1998 the Trust received Support Payments totalling $2,168,000. In the first quarter of 1999 the Trust received a Support Payment of $779,000. During 1996 and the first six months of 1997 Santa Fe recouped $2,074,000 of such payments. Future recoupment will be made only to the extent of the Support Payment made in 1998, the first quarter of 1999 and future Support Payments. However, due to low commodity prices, almost all of the production proceeds from Santa Fe's royalty interest in the Wasson ODC unit for the operating quarter ended December 31, 1998 were used to make the support payment

                             SANTA FE ENERGY TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED) in the first quarter of 1999. If commodity prices continue to decline, production proceeds from the Wasson ODC unit may not be sufficient to make support payments in the amounts that will allow the Trust to pay a full distribution of $0.40 per unit in future quarters.

(4)  DISTRIBUTIONS TO TRUST UNIT HOLDERS

     The Trust has received royalty payments net of administrative fees paid to Santa Fe and made distributions as follows:

                                        ROYALTY             DISTRIBUTIONS
                                        PAYMENT       -------------------------
                                        RECEIVED      AMOUNT     PER TRUST UNIT
                                        --------      -------    --------------
                                         (IN THOUSANDS, EXCEPT PER UNIT DATA)
1998
     First quarter...................   $  3,108      $ 3,058       $0.48539
     Second quarter..................      2,861        2,761        0.43820
     Third quarter...................      2,520        2,520        0.40009
     Fourth quarter..................      2,520(a)     2,520        0.40000
                                        --------      -------    --------------
                                          11,009       10,859        1.72368
                                        ========      =======    ==============
1997
     First quarter...................   $  2,985(b)   $ 2,835       $0.45000
     Second quarter..................      3,881(c)     3,831        0.60812
     Third quarter...................      2,870        2,820        0.44757
     Fourth quarter..................      2,918        2,868        0.45527
                                        --------      -------    --------------
                                          12,654       12,354        1.96096
                                        ========      =======    ==============
1996
     First quarter...................      2,660        2,558        0.40610
     Second quarter..................      2,935(d)     2,835        0.45000
     Third quarter...................      3,035(e)     2,835        0.45000
     Fourth quarter..................      2,935(f)     2,835        0.45000
                                        --------      -------    --------------
                                          11,565       11,063        1.75610
                                        ========      =======    ==============

------------

(a)  Includes Support Payment of $94,000, or $0.014904 per Trust Unit.

(b) Reduced by recoupment of Support Payment of $912,000, or $0.14473 per Trust Unit.

(c) Reduced by recoupment of Support Payment of $153,000, or $0.02429 per Trust Unit.

(d) Reduced by recoupment of Support Payment of $117,000, or $0.01850 per Trust Unit.

(e) Reduced by recoupment of Support Payment of $375,000, or $0.05953 per Trust Unit.

(f) Reduced by recoupment of Support Payment of $517,000, or $0.08213 per Trust Unit.

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

          SUPPLEMENTAL INFORMATION TO FINANCIAL STATEMENTS (UNAUDITED)

OIL AND GAS RESERVES

     The following table sets forth the Royalty Interests' proved oil and gas reserves (all located in the United States) at December 31, 1998, 1997, 1996 and 1995 prepared by Ryder Scott Company, independent petroleum consultants. Proved reserve quantities for each of the Wasson Royalties are calculated by multiplying the net revenue interest attributable to each of the Wasson Royalties in effect for a given year by the total amount of oil estimated to be economically recoverable from the respective production units, subject to quarterly production limitations and additional "Support Payments." The volume of reserves attributable to the Support Payments is calculated assuming an additional royalty interest in the Wasson ODC property. Reserve quantities are calculated differently for the Net Profits Royalties because such interests do not entitle the Trust to a specific quantity of oil or gas but to the Net Proceeds derived therefrom. Proved reserves attributable to the Net Profits Royalties are calculated by deducting from estimated quantities of oil and gas reserves an amount of oil and gas sufficient, if sold at the prices used in preparing the reserve estimates for the Net Profits Royalties, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Royalties. Accordingly, the reserves presented for the Net Profits Royalties reflect quantities of oil and gas that are free of future costs or expenses if the price and cost assumptions set forth in the applicable reserve report occur.

     The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flows are estimates only, and do not purport to reflect realizable values or fair market values of the Trust's reserves. It is emphasized that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

                                         CRUDE OIL AND       NATURAL GAS
                                        LIQUIDS (MBBLS)        (MMCF)
                                        ---------------      -----------
Proved reserves at December 31,
  1995...............................        5,637               8,224
     Revisions to previous
        estimates....................         (154)              1,682
     Extensions, discoveries and
        additions....................            9                 791
     Production......................         (617)             (1,789)
                                        ---------------      -----------
Proved reserves at December 31,
  1996...............................        4,875               8,908
     Revisions of previous
        estimates....................          598                (952)
     Extensions, discoveries and
        additions....................           23               1,463
     Production......................         (678)             (2,675)
                                        ---------------      -----------
Proved reserves at December 31,
  1997...............................        4,818               6,744
     Revisions of previous
        estimates....................        1,148               2,780
     Extensions, discoveries and
        additions....................            9                 487
     Production......................         (723)             (2,644)
Proved reserves at December 31,
                              1998...        5,252               7,367
                                        ===============      ===========
Proved developed reserves at December
  31,
     1995............................        5,637               8,224
     1996............................        4,875               8,908
     1997............................        4,816               6,655
     1998............................        5,252               7,367

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

     The information presented relates to the operations of the Royalty Properties for the calendar years ended December 31, 1998, 1997 and 1996. Proceeds from the sales of production were received by the Trust during the second, third and fourth quarters of the year indicated and the first quarter of the subsequent year.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVE QUANTITIES

     The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

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

     The sales prices used in the calculation of estimated future net cash flows are based on the prices in effect at year end with consideration of price changes only to the extent provided by contractural arrangements in existence at year-end.

     Operating costs and ad valorem and production taxes are estimated based on current costs with respect to producing oil and gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions.

     The information presented with respect to estimated future net revenues and cash flows and the present value thereof is not intended to represent the fair value of oil and gas reserves. Actual future sales prices and production and development costs may vary significantly from those in effect at December 31, 1998, 1997 and 1996 and actual future production may not occur in the periods or amounts projected. This information is presented to allow a reasonable comparison of reserve values prepared using standardized measurement criteria and should be used only for that purpose.

     The standardized measure of discounted future net cash flows from the Royalty Interests' proved oil and gas reserve quantities at December 31, 1998, 1997 and 1996 are presented in the following table (in thousands of dollars):

                                                   DECEMBER 31,
                                       -------------------------------------
                                          1998         1997         1996
                                       -----------  -----------  -----------
Net future cash flows................       61,153       87,909      143,064
Discount at 10% for timing of cash
flows................................      (18,701)     (30,143)     (50,894)
                                       -----------  -----------  -----------
Standardized measure of discounted
  future net cash flows for proved
  reserves...........................       42,452       57,766       92,170
                                       ===========  ===========  ===========

     As of December 31, 1998 total estimated future net cash flows available for Support Payments were approximately $12,686,000.

     The following table sets forth the changes in the standardized measure of dicounted future net cash flows from proved reserves (in thousands of dollars):

                                          1998         1997         1996
                                       -----------  -----------  -----------
Balance at beginning of year.........       57,766       92,170       69,738
                                       -----------  -----------  -----------
     Production, net of related
  property taxes (a).................      (11,369)     (15,077)     (12,863)
     Extensions, discoveries and
        other additions..............          984        3,359        2,647
     Net changes in prices and
  costs..............................      (20,540)     (37,442)      28,117
     Changes in estimated volumes....       10,181        6,382       (2,186)
     Interest factor -- accretion of
        discount.....................        5,430        8,374        6,717
                                       -----------  -----------  -----------
                                           (15,314)     (34,404)      22,432
                                       -----------  -----------  -----------
Balance at end of year...............       42,452       57,766       92,170
                                       ===========  ===========  ===========

------------

(a) Relates to the operations of the Royalty Properties for the calendar years ended December 31, 1998, 1997 and 1996. The proceeds related to such operations were received by the Trust during the second, third and fourth quarters of the year indicated and the first quarter of the subsequent year.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS      DAY OF
MARCH, 1999.

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

INDEPENDENT ACCOUNTANTS                COUNSEL                            TRANSFER AGENT AND REGISTRAR
PricewaterhouseCoopers LLP             Baker & Botts, L.L.P.              Chase Bank of Texas, N.A.
Houston, Texas                         Houston, Texas                     Houston, Texas

                            SANTA FE ENERGY TRUST
                            P.O. Box 4717
                            Houston, Texas 77210-4717