Form 10-Q
period 1999-03-31
SANTA FE ENERGY TRUST
filed 1999-05-05
CIK 893486

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                Yes [X] No [ ]

          Depository Units outstanding at April 30, 1999 -- 6,300,000

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             SANTA FE ENERGY TRUST
         STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                          ------------------------
                                             1999         1998
                                          -----------  -----------
Royalty income
     ODC royalty........................  $       647  $     1,153
     Willard royalty....................          305          540
     Net profits royalty................          848        1,472
     Support payment....................          779        --
                                          -----------  -----------
Total royalties.........................        2,579        3,165
Administrative fee to Santa Fe Energy
  Resources, Inc........................          (59)         (57)
Cash withheld for trust expenses........         --            (50)
                                          -----------  -----------
Distributable cash......................  $     2,520  $     3,058
                                          ===========  ===========
Distributable cash per trust unit.......  $   0.40000  $   0.48539
                                          ===========  ===========
Trust units outstanding.................        6,300        6,300
                                          ===========  ===========

               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                                 (IN THOUSANDS)

                                            MARCH 31,     DECEMBER 31,
                                              1999            1998
                                           -----------    ------------
                                           (UNAUDITED)
                                ASSETS
Current assets
  Cash..................................    $      13       $     62
                                           -----------    ------------
Investment in royalty interests, at
cost....................................       87,276         87,276
Less: accumulated amortization..........      (56,669)       (55,058)
                                           -----------    ------------
                                               30,607         32,218
                                           -----------    ------------
                                            $  30,620       $ 32,280
                                           ===========    ============
                     LIABILITIES AND TRUST CORPUS
Advance from Santa Fe Energy Resources,
  Inc...................................    $     125       $ --
Trust corpus, 6,300,000 trust units
  issued and outstanding................       30,495         32,280
                                           -----------    ------------
                                            $  30,620       $ 32,280
                                           ===========    ============

                             See accompanying notes

                             SANTA FE ENERGY TRUST
                STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)
                                 (IN THOUSANDS)

Balance at December 31, 1997.........  $   40,051
  Cash proceeds......................      11,009
  Cash distributions.................     (10,859)
  Trust expenses.....................        (265)
  Amortization of royalty
     interests.......................      (7,656)
                                       ----------
Balance at December 31, 1998.........      32,280
  Cash proceeds......................       2,520
  Cash distributions.................      (2,520)
  Trust expenses.....................        (174)
  Amortization of royalty
     interests.......................      (1,611)
                                       ----------
Balance at March 31, 1999............  $   30,495
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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped, is limited to $20,000,000 on a revolving basis. From inception through the end of the first quarter 1999, the Trust had received Support Payments totalling $2,947,000. During 1996 and 1997 Santa Fe recouped $2,074,000 of such payments. The unrecouped Support Payments at the end of the first quarter 1999 consist of $94,000 and $779,000 received by the Trust

                             SANTA FE ENERGY TRUST
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

in the fourth quarter of 1998 and the first quarter of 1999 respectively. In the second quarter of 1999, the Trust received a Support Payment of $692,000.

NOTE 4.  DISTRIBUTION TO TRUST UNIT HOLDERS

     The Trust has received royalty payments net of administrative fees paid to Santa Fe and made distributions as follows:

                                        ROYALTY             DISTRIBUTIONS
                                        PAYMENT       --------------------------
                                        RECEIVED      AMOUNT      PER TRUST UNIT
                                        --------      -------     --------------
                                          (IN THOUSANDS, EXCEPT PER UNIT DATA)
1998
     First quarter...................   $  3,108      $ 3,058        $0.48539
     Second quarter..................      2,861        2,761         0.43820
     Third quarter...................      2,520        2,520         0.40009
     Fourth quarter..................      2,520(a)     2,520         0.40000
                                        --------      -------     --------------
                                          11,009       10,859         1.72368
                                        ========      =======     ==============
1999
     First quarter...................   $  2,520(b)   $ 2,520        $0.40000

------------

     (a) Includes Support Payment of $94,000, or $0.01490 per Trust Unit.

     (b) Includes Support Payment of $779,000, or $0.12363 per Trust Unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL; LIQUIDITY AND CAPITAL RESOURCES

     Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992 with Chase Bank of Texas, National Association, formerly Texas Commerce Bank, National Association as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the
"Royalty Properties") conveyed to the Trust by Santa Fe Energy Resources, Inc. ("Santa Fe"). The Trust is a passive entity with the Trustee's primary responsibility being the collection and distribution of proceeds from the Royalty Interests and the payment of Trust liabilities and expenses (see Note 1 to the financial statements of the Trust). The Royalty Interests consist of two term royalty interests in two production units (the Wasson ODC Unit and the Wasson Willard Unit) in the Wasson field in west Texas (the "Wasson
Royalties") and a net profits royalty interest (the "Net Profits Royalties") in certain royalty and working interest properties in a diversified portfolio of properties located predominantly in Texas, Louisiana and Oklahoma (the "Net Profits Properties"). Under the terms of the Trust Agreement, the Trustee cannot engage in any other business or commercial activity or acquire any asset other than the Royalty Interests initially conveyed to the Trust. Therefore, the Royalty Interests are the sole source of funds for the Trust from which to pay expenses and liabilities and make distributions to the holders of the Trust Units. The Trust will be liquidated on or before February 15, 2008 (the "Liquidation Date").

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of Support Payments, net of any amounts recouped, is limited to $20,000,000 on a revolving basis. From inception through the end of the first quarter of 1999, Support Payments received by the Trust totaled $2,947,000. In 1996 and 1997 Santa Fe recouped $2,074,000 of such Support Payments. The unrecouped Support Payments at the end of the first quarter 1999 consist of $94,000 and $779,000 received by the Trust in the fourth quarter of 1998 and the first quarter of 1999 respectively. In the second quarter of 1999, the Trust received a Support Payment of $692,000. Future recoupments will be made only to the extent of the Support Payments made in the fourth quarter of 1998, the first quarter of 1999, and the second quarter of 1999 and future Support Payments. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.40 per Trust Unit per quarter. However, due to low commodity prices, almost all of the production proceeds from Santa Fe's royalty interest in the Wasson ODC unit for the first and second quarters of 1999 were used to make the Support Payments.

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

     Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's average crude oil sales price (excluding the effect of Support Payments and recoupments) for the first quarter of 1999 was 38% lower than for the same period in 1998 (see Results of Operations). Crude oil prices with respect to the Trust's results in the second quarter of 1999 averaged $10.43 per barrel on the Royalty Properties.

     Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's average price for natural gas in the first quarter of 1999 was $1.83 per Mcf, approximately 26% lower than the $2.46 per Mcf received in the first quarter of 1998. Natural gas prices with respect to the Trust's results in the second quarter of 1999 averaged $1.94 per Mcf on the Royalty Properties.

RESULTS OF OPERATIONS

     Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the second quarter of 1999 reflects revenues received and costs and expenses paid by Santa Fe in the first quarter of 1999. On May 28, 1999 the Trust will make a cash distribution of $2,520,000, or $0.40000 per Trust Unit, to unitholders of record on May 17, 1999.

                                         THREE MONTHS ENDED
                                             MARCH 31,           SECOND
                                       ----------------------   QUARTER
                                          1999        1998        1999
                                       ----------  ----------   --------
VOLUMES AND PRICES
  Oil volumes (Bbls):
     Wasson ODC royalty..............      65,900      66,800     69,500
     Wasson Willard royalty..........      29,900      31,100     26,700
     Net profits royalties...........      62,997      67,695     60,074
     Support payments................      71,067                 60,629
  Gas volumes (Mcf):
     Net profits royalties...........     570,936     813,767    596,545
  Oil average Rices ($/Bbl):
     Wasson ODC royalty..............  $    10.96  $    18.19   $  11.41
     Wasson Willard royalty..........       10.91       18.28      11.36
     Net profits royalty.............       11.00       17.23       8.89
     Support payments................       10.96                  11.41
  Gas average prices ($/Mcf):
     Net profits royalties...........        1.83        2.46       1.94
CASH PROCEEDS AND DISTRIBUTABLE CASH
  (IN THOUSANDS, EXCEPT PER UNIT
  DATA)
  Wasson ODC royalty:
     Sales...........................  $      722  $    1,215   $    793
     Operating expenses..............         (75)        (62)       (78)
                                       ----------  ----------   --------
                                              647       1,153        715
                                       ----------  ----------   --------
  Wasson Willard royalty:
     Sales...........................         326         568        303
     Operating expenses..............         (21)        (28)       (20)
                                       ----------  ----------   --------
                                              305         540        283
                                       ----------  ----------   --------
  Net profits royalty:
     Sales...........................       1,892       3,169      1,692
     Operating expenses..............        (682)       (731)      (577)
     Capital expenditures............        (362)       (966)       (49)
                                       ----------  ----------   --------
                                              848       1,472      1,066
                                       ----------  ----------   --------
  Support payment....................         779        --          692
                                       ----------  ----------   --------
  Total royalties....................       2,579       3,165      2,756
  Administrative fee to Santa Fe.....         (59)        (57)       (61)
Advance from Santa Fe Energy Resources,
  Inc...................................     --          --          125
  Repayment of advance from Santa Fe
     Energy Resources................        --          --         (125)
                                       ----------  ----------   --------
  Payment received...................       2,520       3,108      2,695
  Cash withheld for trust expenses...        --           (50)      (175)
                                       ----------  ----------   --------
  Distributable cash.................       2,520  $    3,058   $  2,520
                                       ==========  ==========   ========
  Distributable cash per unit........  $  0.40000  $  0.48539   $0.40000
                                       ==========  ==========   ========

     The Trust's crude oil sales price averaged $10.94 per barrel for the Wasson Royalties and $11.00 per barrel for the Net Profits Royalties in the first quarter of 1999 compared with $18.22 per barrel and $17.23 per barrel, respectively, in the first quarter of 1998. Oil prices in the second quarter of 1999 averaged $11.40 per barrel for the Wasson Royalties and $8.89 per barrel for the Net Profits Royalties.

     Natural gas prices in the first quarter of 1999 averaged $1.83 per Mcf compared to $2.46 per Mcf in the first quarter of 1998. Natural gas sales prices averaged $1.94 per Mcf in the second quarter of 1999. Natural gas volumes decreased in the first quarter of 1999 compared with the first quarter of 1998 primarily due to prior period adjustments in the first quarter of 1998 and normal field decline on the Net Profit Properties.

     Cash proceeds from the Wasson ODC royalty for the first quarter of 1999 include a Support Payment of $779,000, or $0.12363 per Trust Unit. Oil volumes for the Wasson ODC Royalty for the first quarter of 1999 include 71,067 barrels attributable to the Support Payment. The Support Payment in the first quarter of 1999 resulted primarily from lower oil and gas prices and a normal decline in natural gas production. Depending on factors such as sales prices and volumes and level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make a distribution of $0.40 per Trust Unit per quarter. (see -- General; Liquidity and Capital Resources).

     Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures in the Trust's first and second quarters of 1999 totalled $362,000 and $49,000, respectively. Additional capital expenditures of $765,000 are expected by year end. Operating expenses for the Net Profits Royalties averaged $4.31 per barrel of oil equivalent ("BOE") in the first quarter of 1999 compared with $3.60 per BOE in the first quarter of 1998. Operating expenses for the second quarter of 1999 averaged $3.61 per BOE. Operating expenses may fluctuate from quarter to quarter due to the timing of payments.

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

     Santa Fe is reliant on the performance of unrelated third party operators and vendors for the receipt of Royalty income, payment of expenses and disbursement of income distributable to the Trust. The worst case scenario would involve failure of third party production equipment in the field, which would result in disruption of operations until the problem is resolved.

Santa Fe plans to contact the operators of the Wasson ODC and Willard Units and also the operators of the Net Profits Properties that generate the most amount of revenue for the Trust. Failure to successfully address the Year 2000 issue by such operators or their third party vendors could have a material adverse impact on the Trust and its Unit holders until the problem is solved.

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

FORWARD LOOKING STATEMENTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, the words "anticipates," "expects," "believes," "seeks," "goals," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that actual results could differ materially from those projected by such forward-looking statements. Although it is believed that the expectations reflected in such forward-looking sstatements are reasonable and such forward-looking statements are based upon the best data available at the time this report is filed with the Securities and Exchange Commission, no assurance can be given that such expectations will prove correct. Factors that could cause results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, the need to develop and replace reserves, the capital expenditures required to fund operations, environmental risks, uncertainties about estimates of reserves, competition and government regulation, political and litigation risks, and uncertainties associated with the year 2000 issue. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     In view of the uncertainties affecting the supply and demand for oil, gas and refined petroleum products and the fluctuating commodity prices, production proceeds from the Wasson ODC unit may not be sufficient to make Support Payments in the amounts that will allow the Trust to pay a full distribution of $0.40 per unit in future quarters.

                                    PART II
                               OTHER INFORMATION

ITEMS 1, 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

                                                        SEC FILE OR
                                                        REGISTRATION    EXHIBIT
                                                           NUMBER       NUMBER
                                                       --------------   -------
      3(a)*    Form of Trust Agreement of Santa Fe        33-51760         3.1
                 Energy Trust.......................
      4(a)*    Form of Custodial Deposit                  33-51760         4.2
                 Agreement..........................
      4(b)*    Form of Secure Principal Energy            33-51760         4.1
                 Receipt (included as Exhibit A to
                 Exhibit 4(a))......................
     10(a)*    Form of Net Profits Conveyance             33-51760        10.1
                 (Multi-State)......................
     10(b)*    Form of Wasson Conveyance............      33-51760        10.2
     10(c)*    Form of Louisiana Mortgage...........      33-51760        10.3
     27        Financial Data Schedules
               (*)  Indicates exhibit filed
                 incorporated herein by reference

(b)  Reports on Form 8-K

     None

                                   SIGNATURE

     Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on
its behalf by the undersigned, thereunto duly authorized, on the   th day of
May, 1999.

                                        SANTA FE ENERGY TRUST
                                                       (REGISTRANT)

                                        By  CHASE BANK OF TEXAS NATIONAL
                                             ASSOCIATION, TRUSTEE

                                        By  /s/ PETE FOSTER
                                                PETE FOSTER
                                           SENIOR VICE PRESIDENT & TRUST OFFICER

Date:  May   , 1999

     The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.