Form 10-Q
period 1999-06-30
SANTA FE ENERGY TRUST
filed 1999-08-16
CIK 893486

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-11450

                            ------------------------

                             SANTA FE ENERGY TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       TEXAS
            (STATE OR OTHER JURISDICTION           76-6081498
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

                                Yes [X] No [ ]

           Depository Units outstanding at July 30, 1999 - 6,300,000

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             SANTA FE ENERGY TRUST
         STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30,                JUNE 30,
                                       ----------------------  ----------------------
                                          1999        1998        1999        1998
                                       ----------  ----------  ----------  ----------
Royalty income
     ODC royalty.....................  $      715  $      813  $    1,362  $    1,966
     Willard royalty.................         283         380         588         920
     Net profits royalty.............       1,066       1,727       1,914       3,199
     Support payment.................         692      --           1,471      --
                                       ----------  ----------  ----------  ----------
Total royalties......................       2,756       2,920       5,335       6,085
Administrative fee to Santa Fe Snyder
  Corp...............................         (61)        (59)       (120)       (116)
Cash withheld for trust expenses.....        (175)       (100)       (175)       (150)
                                       ----------  ----------  ----------  ----------
Distributable cash...................  $    2,520  $    2,761  $    5,040  $    5,819
                                       ==========  ==========  ==========  ==========
Distributable cash per trust unit....  $  0.40000  $  0.43820  $  0.80000  $  0.92359
                                       ==========  ==========  ==========  ==========
Trust units outstanding..............       6,300       6,300       6,300       6,300
                                       ==========  ==========  ==========  ==========

               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                                 (IN THOUSANDS)

                                            JUNE 30,      DECEMBER 31,
                                              1999            1998
                                           -----------    ------------
                                           (UNAUDITED)
              ASSETS
Current assets
  Cash..................................    $       4       $     62
                                           -----------    ------------
Investment in royalty interests, at
  cost..................................       87,276         87,276
Less: accumulated amortization..........      (58,247)       (55,058)
                                           -----------    ------------
                                               29,029         32,218
                                           -----------    ------------
                                            $  29,033       $ 32,280
                                           ===========    ============
            TRUST CORPUS
Trust corpus, 6,300,000 trust units
  issued and outstanding................    $  29,033       $ 32,280
                                           ===========    ============

    The accompanying notes are an integral part of the financial statements.

                             SANTA FE ENERGY TRUST
                STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)
                                 (IN THOUSANDS)

Balance at December 31, 1997.........  $   40,051
  Cash proceeds......................      11,009
  Cash distributions.................     (10,859)
  Trust expenses.....................        (265)
  Amortization of royalty
     interests.......................      (7,656)
                                       ----------
Balance at December 31, 1998.........      32,280
  Cash proceeds......................       5,215
  Cash distributions.................      (5,040)
  Trust expenses.....................        (232)
  Amortization of royalty
     interests.......................      (3,190)
                                       ----------
Balance at June 30, 1999.............  $   29,033
                                       ==========

    The accompanying notes are an integral part of the financial statements.

                             SANTA FE ENERGY TRUST
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  THE TRUST

     The financial statements at June 30, 1999 and for the three and six months then ended are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of Santa Fe, necessary for a fair presentation of the financial position and cash proceeds and distributable cash of the Santa Fe Energy Trust for the interim periods.

     Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992, with Chase Bank of Texas, National Association, formerly Texas Commerce Bank, National Association, as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the
"Royalty Properties") conveyed to the Trust by Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. ("Santa Fe"). The Royalty Interests consist of two term royalty interests in two production units in the Wasson field in west Texas (the "Wasson Royalties") and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in twelve states (the "Net Profits Royalties"). The Royalty Interests are passive in nature and the Trustee has no control over or responsibility relating to the operation of the Royalty Properties. The Trust will be liquidated on February 15, 2008 (the "Liquidation Date").

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

                             SANTA FE ENERGY TRUST
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the

                             SANTA FE ENERGY TRUST
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

Support Payments, net of any amounts recouped, is limited to $20.0 million on a revolving basis. From inception through the end of the second quarter 1999, the Trust had received Support Payments totalling $3.6 million. During 1996 and 1997 Santa Fe recouped $2.1 million of such payments. The unrecouped Support Payments at the end of the second quarter 1999 consist of $94,000, $779,000 and $692,000 received by the Trust in the fourth quarter of 1998, and the first and second quarters of 1999 respectively. In the third quarter of 1999, the Trust received a Support Payment of $541,000.

NOTE 4.  DISTRIBUTION TO TRUST UNIT HOLDERS

     The Trust has received royalty payments net of administrative fees paid to Santa Fe and made distributions as follows:

                                        ROYALTY             DISTRIBUTIONS
                                        PAYMENT       --------------------------
                                        RECEIVED      AMOUNT      PER TRUST UNIT
                                        --------      -------     --------------
                                          (IN THOUSANDS, EXCEPT PER UNIT DATA)
1998
     First quarter...................   $  3,108      $ 3,058        $0.48539
     Second quarter..................      2,861        2,761         0.43820
     Third quarter...................      2,520        2,520         0.40009
     Fourth quarter..................      2,520(a)     2,520         0.40000
                                        --------      -------     --------------
                                          11,009       10,859         1.72368
                                        ========      =======     ==============
1999
     First quarter...................   $  2,520(b)   $ 2,520        $0.40000
     Second quarter..................      2,695(c)     2,520         0.40000
                                        --------      -------     --------------
                                        $  5,215      $ 5,040        $0.80000
                                        ========      =======     ==============
------------
     (a) Includes Support Payment of $94,000, or $0.01490 per Trust Unit.
     (b) Includes Support Payment of $779,000, or $0.12363 per Trust Unit.
     (c) Includes Support Payment of $692,000, or $0.10981 per Trust Unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL; LIQUIDITY AND CAPITAL RESOURCES

     Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992 with Chase Bank of Texas, National Association, formerly Texas Commerce Bank, National Association as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the
"Royalty Properties") conveyed to the Trust by Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. ("Santa Fe"). The Trust is a passive entity with the Trustee's primary responsibility being the collection and distribution of proceeds from the Royalty Interests and the payment of Trust liabilities and expenses (see Note 1 to the financial statements of the Trust). The Royalty Interests consist of two term royalty interests in two production units (the Wasson ODC Unit and the Wasson Willard Unit) in the Wasson field in west Texas (the "Wasson Royalties") and a net profits royalty interest (the
"Net Profits Royalties") in certain royalty and working interest properties in a diversified portfolio of properties located predominantly in Texas, Louisiana and Oklahoma (the "Net Profits Properties"). Under the terms of the Trust Agreement, the Trustee cannot engage in any other business or commercial activity or acquire any asset other than the Royalty Interests initially conveyed to the Trust. Therefore, the Royalty Interests are the sole source of funds for the Trust from which to pay expenses and liabilities and make distributions to the holders of the Trust Units. The Trust will be liquidated on or before February 15, 2008 (the "Liquidation Date").

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.40 per Trust Unit per quarter. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of Support Payments, net of any amounts recouped, is limited to $20.0 million on a revolving basis. From inception through the end of the second quarter of 1999, Support Payments received by the Trust totaled $3.6 million. In 1996 and 1997 Santa Fe recouped $2.1 million of such Support Payments. The unrecouped Support Payments at the end of the second quarter 1999 consist of $94,000, $779,000 and $692,000 received by the Trust in the fourth quarter of 1998 and the first and second quarters of 1999, respectively. In the third quarter of 1999, the Trust received a Support Payment of $541,000. Future recoupments will be made only to the extent of the Support Payments made in the fourth quarter of 1998, the first, second and third quarters of 1999 and future Support Payments. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.40 per Trust Unit per quarter. Due to low commodity prices, almost all of the production proceeds from Santa Fe's royalty interest in the Wasson ODC unit for the first and second quarters of 1999 were used to make the Support Payments.

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

     Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's average crude oil sales price (excluding the effect of Support Payments and recoupments) for the second quarter of 1999 was $10.43 per barrel or 26% lower than for the same period in 1998 (see Results of Operations). Crude oil prices with respect to the Trust's results in the third quarter of 1999 averaged $14.47 per barrel on the Royalty Properties.

     Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's weighted average price for natural gas in the second quarter of 1999 was $1.94 per Mcf, approximately 27% lower than the $2.64 per Mcf received in the second quarter of 1998. Natural gas prices with respect to the Trust's results in the third quarter of 1999 averaged $1.71 per Mcf on the Royalty Properties.

RESULTS OF OPERATIONS

     The Trust's results of operations are dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties.

     Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the third quarter of 1999 reflects revenues received and costs and expenses paid by Santa Fe in the second quarter of 1999. On August 31, 1999 the Trust will make a cash distribution of $2.5 million, or $0.40000 per Trust Unit, to unitholders of record on August 16, 1999.

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30,                  JUNE 30,             THIRD
                                       ----------------------  --------------------------   QUARTER
                                          1999        1998         1999          1998         1999
                                       ----------  ----------  ------------  ------------   --------
VOLUMES AND PRICES
  Oil volumes (Bbls):
     Wasson ODC royalty..............      69,500      65,900       135,400       132,700     69,500
     Wasson Willard royalty..........      26,700      29,900        56,600        61,000     26,700
     Net profits royalties...........      60,074      65,754       123,071       133,449     60,561
     Support payments................      60,629      --           131,696       --          33,605
  Gas volumes (Mcf):
     Net profits royalties...........     596,545     727,654     1,167,481     1,541,421    640,097
  Oil average Rices ($/Bbl):
     Wasson ODC royalty..............  $    11.41  $    13.77  $      11.19  $      16.00   $  16.09
     Wasson Willard royalty..........       11.36       13.82         11.12         16.09      16.04
     Net profits royalty.............        8.89       14.37          9.97         15.82      11.93
     Support payments................       11.41      --             11.17       --           16.09
  Gas average prices ($/Mcf):
     Net profits royalties...........        1.94        2.64          1.89          2.54       1.71

CASH PROCEEDS AND DISTRIBUTABLE CASH
  (IN THOUSANDS, EXCEPT PER UNIT
  DATA)
  Wasson ODC royalty:
     Sales...........................  $      793  $      908  $      1,515  $      2,123   $  1,118
     Operating expenses..............         (78)        (95)         (153)         (157)       (96)
                                       ----------  ----------  ------------  ------------   --------
                                              715         813         1,362         1,966      1,022
                                       ----------  ----------  ------------  ------------   --------
  Wasson Willard royalty:
     Sales...........................         303         413           629           981        428
     Operating expenses..............         (20)        (33)          (41)          (61)       (35)
                                       ----------  ----------  ------------  ------------   --------
                                              283         380           588           920        393
                                       ----------  ----------  ------------  ------------   --------
  Net profits royalty:
     Sales...........................       1,692       2,867         3,584         6,036      1,816
     Operating expenses..............        (577)       (833)       (1,259)       (1,564)      (816)
     Capital expenditures............         (49)       (307)         (411)       (1,273)      (325)
                                       ----------  ----------  ------------  ------------   --------
                                            1,066       1,727         1,914         3,199        675
                                       ----------  ----------  ------------  ------------   --------
  Support payment....................         692      --             1,471       --             541
                                       ----------  ----------  ------------  ------------   --------
  Total royalties....................       2,756       2,920         5,335         6,085      2,631
  Administrative fee to Santa Fe.....         (61)        (59)         (120)         (116)       (61)
                                       ----------  ----------  ------------  ------------   --------
  Payment received...................       2,695       2,861         5,215         5,969      2,570
  Cash withheld for trust expenses...        (175)       (100)         (175)         (150)       (50)
                                       ----------  ----------  ------------  ------------   --------
  Distributable cash.................  $    2,520  $    2,761  $      5,040  $      5,819   $  2,520
                                       ==========  ==========  ============  ============   ========
  Distributable cash per unit........  $  0.40000  $  0.43820  $    0.80000  $    0.92359   $0.40000
                                       ==========  ==========  ============  ============   ========

     The Trust's weighted average crude oil sales prices were $11.40 per barrel for the Wasson Royalties and $8.89 per barrel for the Net Profits Royalties in the second quarter of 1999 compared with $13.79 per barrel and $14.37 per barrel, respectively, in the second quarter of 1998. Weighted average crude oil prices for the first six months of 1999 were $11.17 per barrel for the Wasson Royalties and $9.97 per barrel for the Net Profits Royalties compared with $16.03 per barrel and $15.82 per barrel, respectively, for the same period in 1998. Oil prices in the third quarter of 1999 were $16.08 per barrel for the Wasson Royalties and $11.93 per barrel for the Net Profits Royalties.

     The weighted average natural gas price in the second quarter of 1999 was $1.94 per Mcf compared to $2.64 per Mcf in the second quarter of 1998. The weighted average natural gas price was $1.89 per Mcf in the first six months of 1999 compared with $2.54 per Mcf for the same period in 1998. The natural gas price was $1.71 per Mcf in the third quarter of 1999. Natural gas volumes decreased in the second quarter and the first six months of 1999 compared to the same periods in 1998 primarily due to payments received in the first six months of 1998 related to prior period adjustments and normal field decline on the Net Profits Properties.

     Cash proceeds from the Wasson ODC royalty for the first and second quarters of 1999 include Support Payments of $779,000 and $692,000, respectively. Crude oil volumes for the Wasson ODC Royalty for the first and second quarters of 1999 include 71,067 and 60,629 barrels, respectively, attributable to the Support Payments. The Support Payments in the first and second quarters of 1999 resulted primarily from lower oil and gas prices. Depending on factors such as sales prices and volumes and level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make a distribution of $0.40 per Trust Unit per quarter. (see -- General; Liquidity and Capital Resources).

     Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures in the Trust's first, second and third quarters of 1999 totalled $362,000, $49,000 and $325,000, respectively. Additional capital expenditures of $80,000 are expected for the fourth quarter of 1999. Operating expenses for the Net Profits Royalties averaged $3.61 per barrel of oil equivalent ("BOE") in the second quarter of 1999 compared with $4.45 per BOE in the second quarter of 1998. Operating expenses for the third quarter of 1999 averaged $4.88 per BOE. Operating expenses may fluctuate from quarter to quarter due to the timing of payments.

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

     Santa Fe is the operator of a small number of the Royalty Properties and for these properties has developed a plan to identify those risks related to the Year 2000 problem, to remediate systems and equipment where required and to test for Year 2000 compliance. Santa Fe has identified all critical computer systems relating to trust administration and determined the remediation to be performed and has already made the required modifications to its accounting system. Santa Fe expects to complete all remediation of critical systems by October 31, 1999 and to test all of these systems in 1999. Santa Fe has developed a business contingency plan in order to mitigate potential disruption to business operations. The project timetable for Y2K compliance is based on Santa Fe's best estimates. In developing these estimates, assumptions were made regarding future events including, among other things, the availability of certain resources and the continued co-operation of Santa Fe's customers, suppliers and vendors. Actual timing may differ from Santa Fe's estimate due to unexpected difficulties in locating and correcting relevant computer code and other factors.

     For most of the Royalty Properties, Santa Fe relies on the performance of unrelated third party operators and vendors for the receipt of Royalty income, payment of expenses and disbursement of income distributable to the Trust. The worst case scenario may involve failure of third party production equipment in the field, which may result in disruption of operations until the problem is resolved. Santa Fe has contacted the operators of the Royalty Properties that generate the most amount of revenue for the Trust. Santa Fe is in the process of evaluating the responses from these operators to determine if further action is necessary. However, failure to successfully address the Year 2000 issue by such operators or their third party vendors could have a material adverse impact on the Trust and its Unit holders until the problem is resolved.

     Santa Fe has stated that the project costs for Year 2000 compliance is covered under the administrative fee paid by the Trust to Santa Fe.

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

FORWARD LOOKING STATEMENTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, the words "anticipates," "expects," "believes," "seeks," "goals," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that actual results could differ materially from those projected by such forward-looking statements. Although it is believed that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the time this report is filed with the Securities and Exchange Commission, no assurance can be given that such expectations will prove correct. Factors that could cause results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, the need to develop and replace reserves, the capital expenditures required to fund operations, environmental risks, uncertainties about estimates of reserves, competition and government regulation, political and litigation risks, and uncertanties associated with the Year 2000 issue. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURES ABOUT MARKET RISK

     Production attributable to Santa Fe's royalty interest in the Wasson ODC Unit and the Wasson Willard Unit is marketed by Santa Fe and is in some cases sold at the wellhead at market responsive prices and in other cases is traded at points within common carrier pipeline systems.

     With regard to the Net Profits Properties, the operators of the properties make all decisions regarding the marketing and sale of oil and gas production. The ability of the operators to market the oil and gas produced from the Royalty Properties depends upon numerous factors beyond their control, including the proximity of the gas production to gas pipelines, the availability of capacity in such pipelines, the demand for oil and gas by utilities and other end-users, the effects of inclement weather, state and Federal regulation of oil and gas production and Federal regulation of gas sold or transported in interstate commerce. There is no assurance that such operators will be able to market all of the oil or gas produced from the Royalty Properties or that favorable prices will be obtained for the oil and gas produced.

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
     27        Financial Data Schedules
               (*)  Indicates exhibit filed
                 incorporated herein by reference

(b)  Reports on Form 8-K

     None

                                   SIGNATURE

     Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on
its behalf by the undersigned, thereunto duly authorized, on the   th day of
August, 1999.

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

Date: _____________, 1999

     The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.