Form 10-Q
period 1999-09-30
SANTA FE ENERGY TRUST
filed 1999-11-15
CIK 893486

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                Yes [X] No [ ]

         Depository Units outstanding at October 29, 1999 -- 6,300,000

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             SANTA FE ENERGY TRUST
         STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                           SEPTEMBER 30,           SEPTEMBER 30,
                                       ----------------------  ----------------------
                                          1999        1998        1999        1998
                                       ----------  ----------  ----------  ----------
Royalty income
     ODC royalty.....................  $    1,022  $      721  $    2,384  $    2,687
     Willard royalty.................         393         338         981       1,258
     Net profits royalty.............         675       1,520       2,589       4,719
     Support payment.................         541      --           2,012      --
                                       ----------  ----------  ----------  ----------
Total royalties......................       2,631       2,579       7,966       8,664
Administrative fee to Santa Fe Snyder
  Corp...............................         (61)        (59)       (181)       (175)
Cash withheld for trust expenses.....         (50)     --            (225)       (150)
                                       ----------  ----------  ----------  ----------
Distributable cash...................  $    2,520  $    2,520  $    7,560  $    8,339
                                       ==========  ==========  ==========  ==========
Distributable cash per trust unit....  $  0.40000  $  0.40009  $  1.20000  $  1.32368
                                       ==========  ==========  ==========  ==========
Trust units outstanding..............       6,300       6,300       6,300       6,300
                                       ==========  ==========  ==========  ==========

               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                                 (IN THOUSANDS)

                                           SEPTEMBER 30,     DECEMBER 31,
                                                1999             1998
                                           --------------    ------------
                                            (UNAUDITED)
                                 ASSETS
Current assets
  Cash..................................      $     52         $     62
                                           --------------    ------------
Investment in royalty interests, at
cost....................................        87,276           87,276
Less: accumulated amortization..........       (59,729)         (55,058)
                                           --------------    ------------
                                                27,547           32,218
                                           --------------    ------------
                                              $ 27,599         $ 32,280
                                           ==============    ============
                      LIABILITIES AND TRUST CORPUS
Advance from Santa Fe Snyder Corp.......      $     25           --
Trust corpus, 6,300,000 trust units
  issued and outstanding................        27,574           32,280
                                           --------------    ------------
                                              $ 27,599         $ 32,280
                                           ==============    ============

    The accompanying notes are an integral part of the financial statements.

                             SANTA FE ENERGY TRUST
                STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)
                                 (IN THOUSANDS)


Balance at December 31, 1997 .............................             $ 40,051
  Cash proceeds ..........................................               11,009
  Cash distributions .....................................              (10,859)
  Trust expenses .........................................                 (265)
  Amortization of royalty
     interests ...........................................               (7,656)
                                                                       --------
Balance at December 31, 1998 .............................               32,280
  Cash proceeds ..........................................                7,785
  Cash distributions .....................................               (7,560)
  Trust expenses .........................................                 (260)
  Amortization of royalty
     interests ...........................................               (4,671)
                                                                       --------
Balance at September 30, 1999 ............................             $ 27,574
                                                                       ========


    The accompanying notes are an integral part of the financial statements.

                             SANTA FE ENERGY TRUST
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  THE TRUST

     The financial statements at September 30, 1999 and for the three and nine months then ended are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of Santa Fe Snyder Corporation, necessary for a fair presentation of the financial position and cash proceeds and distributable cash of the Santa Fe Energy Trust for the interim periods.

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.39 per Trust Unit per quarter ("Minimum Quarterly Royalty"). Effective July 1, 1999 and as required by the Trust Agreement, the Trust released its Net Profits Royalty interest in the Jeffress field in connection with the sale by Santa Fe of the underlying Net Profits Property. The Trust received 90% of the net proceeds from this

                             SANTA FE ENERGY TRUST
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED) sale in the fourth quarter 1999 distribution. As a result of this sale, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.39 per Depositary Unit and a proportionate reduction of the Aggregate Support Payment Limitation Amount from $20.0 million to $19.4 million. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped (Aggregate Support Payment Limitation Amount), is limited to $19.4 million on a revolving basis. From inception through the end of the third quarter 1999, the Trust had received Support Payments totalling $4.2 million. During 1996 and 1997 Santa Fe recouped $2.1 million of such payments. In the fourth quarter of 1999, Santa Fe recouped $1.8 million of Support Payments.

NOTE 4.  DISTRIBUTION TO TRUST UNIT HOLDERS

     The Trust has received royalty payments net of administrative fees paid to Santa Fe and made distributions as follows:

                                        ROYALTY             DISTRIBUTIONS
                                        PAYMENT       --------------------------
                                        RECEIVED      AMOUNT      PER TRUST UNIT
                                        --------      -------     --------------
                                          (IN THOUSANDS, EXCEPT PER UNIT DATA)
1998
     First quarter...................   $  3,108      $ 3,058        $0.48539
     Second quarter..................      2,861        2,761         0.43820
     Third quarter...................      2,520        2,520         0.40009
     Fourth quarter..................      2,520(a)     2,520         0.40000
                                        --------      -------     --------------
                                          11,009       10,859         1.72368
                                        ========      =======     ==============
1999
     First quarter...................   $  2,520(b)   $ 2,520        $0.40000
     Second quarter..................      2,695(c)     2,520         0.40000
     Third Quarter...................      2,570(d)     2,520         0.40000
                                        --------      -------     --------------
                                        $  7,785      $ 7,560        $1.20000
                                        ========      =======     ==============

------------

     (a) Includes Support Payment of $94,000, or $0.01490 per Trust Unit.

     (b) Includes Support Payment of $779,000, or $0.12363 per Trust Unit.

     (c) Includes Support Payment of $692,000, or $0.10981 per Trust Unit.

     (d) Includes Support Payment of $541,000, or $0.08583 per Trust Unit.

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.39 per Trust Unit per quarter. Effective July 1, 1999 and as required by the Trust Agreement, the Trust released its Net Profits Royalty interest in the Jeffress field in connection with the sale by Santa Fe of the underlying Net Profits Property. The Trust received 90% of the net proceeds from this sale in the fourth quarter 1999 distribution. As a result of this sale, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.39 per Depositary Unit, a proportionate reduction of the Aggregate Support Payment Limitation Amount from $20.0 million to $19.4 million and a reduction in the distribution per Depositary Unit over which Santa Fe is entitled to recoup Support Payments from $0.45 per Depositary Unit to $0.44 per Depositary Unit. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of Support Payments, net of any amounts recouped, is limited to $19.4 million on a revolving basis. From inception through the end of the third quarter of 1999, Support Payments received by the Trust totaled $4.2 million. In 1996 and 1997 Santa Fe recouped $2.1 million of such Support Payments. In the fourth quarter of 1999, Santa Fe recouped $1.8 million of Support Payments. Future recoupments will be made only to the extent of the unrecouped Support Payment of $274,000 and future Support Payments. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.39 per Trust Unit per quarter.

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

     Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's average crude oil sales price (excluding the effect of Support Payments and recoupments) for the third quarter of 1999 was $14.47 per barrel or 19% higher than for the same period in 1998 (see Results of Operations). Crude oil prices with respect to the Trust's results in the fourth quarter of 1999 averaged $18.02 per barrel on the Royalty Properties.

     Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's weighted average price for natural gas in the third quarter of 1999 was $1.71 per Mcf, approximately 22% lower than the $2.18 per Mcf received in the third quarter of 1998. Natural gas prices with respect to the Trust's results in the fourth quarter of 1999 averaged $2.17 per Mcf on the Royalty Properties.

RESULTS OF OPERATIONS

     The Trust's results of operations are dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties.

     Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the fourth quarter of 1999 reflects revenues received and costs and expenses paid by Santa Fe in the third quarter of 1999. On November 30, 1999, the Trust will make a cash distribution of $2.9 million, or $0.46689 per Trust Unit, to unitholders of record on November 15, 1999.

                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                           SEPTEMBER 30,             SEPTEMBER 30,           FOURTH
                                       ----------------------  --------------------------   QUARTER
                                          1999        1998         1999          1998         1999
                                       ----------  ----------  ------------  ------------   --------
VOLUMES AND PRICES
  Oil volumes (Bbls):
     Wasson ODC royalty..............      69,500      65,900       204,900       198,600     69,500
     Wasson Willard royalty..........      26,700      29,900        83,300        90,900     26,700
     Net profits royalties...........      60,561      65,169       183,632       198,618     61,877
     Support payments................      33,605      --           165,301       --           --
  Gas volumes (Mcf):
     Net profits royalties...........     640,097     676,643     1,807,578     2,218,064    457,655
  Oil average prices ($/Bbl):
     Wasson ODC royalty..............  $    16.09  $    12.14  $      12.85  $      14.72   $  19.97
     Wasson Willard royalty..........       16.04       12.09         12.70         14.77      19.93
     Net profits royalty.............       11.93       12.30         10.61         14.67      15.00
     Support payments................       16.09      --             12.17       --           --
  Gas average prices ($/Mcf):
     Net profits royalties...........        1.71        2.18          1.82          2.43       2.17
CASH PROCEEDS AND DISTRIBUTABLE CASH
  (IN THOUSANDS, EXCEPT PER UNIT
  DATA)
  Wasson ODC royalty:
     Sales...........................  $    1,118  $      800  $      2,633  $      2,923   $  1,388
     Operating expenses..............         (96)        (79)         (249)         (236)      (109)
                                       ----------  ----------  ------------  ------------   --------
                                            1,022         721         2,384         2,687      1,279
                                       ----------  ----------  ------------  ------------   --------
  Wasson Willard royalty:
     Sales...........................         428         361         1,057         1,342        532
     Operating expenses..............         (35)        (23)          (76)          (84)       (39)
                                       ----------  ----------  ------------  ------------   --------
                                              393         338           981         1,258        493
                                       ----------  ----------  ------------  ------------   --------
  Net profits royalty:
     Sales...........................       1,816       2,279         5,400         8,315      1,927
     Proceeds from the sale of
       property......................      --          --           --            --           1,813
     Operating expenses..............        (816)       (745)       (2,075)       (2,309)      (566)
     Capital expenditures............        (325)        (14)         (736)       (1,287)       (36)
                                       ----------  ----------  ------------  ------------   --------
                                              675       1,520         2,589         4,719      3,138
                                       ----------  ----------  ------------  ------------   --------
  Support payment (recoupment).......         541      --             2,012       --          (1,831)
                                       ----------  ----------  ------------  ------------   --------
  Total royalties....................       2,631       2,579         7,966         8,664      3,079
  Administrative fee to Santa Fe.....         (61)        (59)         (181)         (175)       (63)
  Advance from Santa Fe Snyder.......      --          --           --            --              25
  Repayment of advance from Santa Fe
     Snyder..........................      --          --           --            --             (25)
                                       ----------  ----------  ------------  ------------   --------
  Payment received...................       2,570       2,520         7,785         8,489      3,016
  Cash withheld for trust expenses...         (50)     --              (225)         (150)       (75)
                                       ----------  ----------  ------------  ------------   --------
  Distributable cash.................  $    2,520  $    2,520  $      7,560  $      8,339   $  2,941
                                       ==========  ==========  ============  ============   ========
  Distributable cash per unit........  $  0.40000  $  0.40009  $    1.20000  $    1.32368   $0.46689
                                       ==========  ==========  ============  ============   ========

     The Trust's weighted average crude oil sales prices were $16.08 per barrel for the Wasson Royalties and $11.93 per barrel for the Net Profits Royalties in the third quarter of 1999 compared with $12.12 per barrel and $12.30 per barrel, respectively, in the third quarter of 1998. Weighted average crude oil prices for the first nine months of 1999 were $12.81 per barrel for the Wasson Royalties and $10.61 per barrel for the Net Profits Royalties compared with $14.73 per barrel and $14.67 per barrel, respectively, for the same period in 1998. Oil prices in the fourth quarter of 1999 averaged $19.96 per barrel for the Wasson Royalties and $15.00 per barrel for the Net Profits Royalties.

     The weighted average natural gas price in the third quarter of 1999 was $1.71 per Mcf compared to $2.18 per Mcf in the third quarter of 1998. The weighted average natural gas price was $1.82 per Mcf in the first nine months of 1999 compared with $2.43 per Mcf for the same period in 1998. The natural gas price was $2.17 per Mcf in the fourth quarter of 1999. Natural gas volumes decreased in the third quarter and the first nine months of 1999 compared to the same periods in 1998 primarily due to payments received in the first nine months of 1998 related to prior period adjustments and normal field decline on the Net Profits Properties.

     Cash proceeds from the Wasson ODC royalty for the first, second and third quarters of 1999 include Support Payments of $779,000, $692,000 and $541,000, respectively. Crude oil volumes for the Wasson ODC Royalty for the first, second and third quarters of 1999 include 71,067, 60,629 and 33,605 barrels, respectively, attributable to the Support Payments. Depending on factors such as sales prices and volumes and level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make a distribution of $0.39 per Trust Unit per quarter. (see -- General; Liquidity and Capital Resources).

     Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures in the Trust's first nine months of 1999 totaled $736,000. Capital expenditures for the fourth quarter of 1999 total $36,000. Operating expenses for the Net Profits Royalties averaged $4.88 per barrel of oil equivalent ("BOE") in the third quarter of 1999 compared with $4.19 per BOE in the third quarter of 1998. Operating expenses for the fourth quarter of 1999 averaged $4.10 per BOE. Operating expenses may fluctuate from quarter to quarter due to the timing of payments.

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

     Santa Fe is the operator of a small number of the Royalty Properties and for these properties has developed a plan to identify those risks related to the Year 2000 problem, to remediate systems and equipment where required and to test for Year 2000 compliance. Santa Fe has identified all critical computer systems relating to trust administration and determined the remediation to be performed and has already made the required modifications to its critical systems.

     For most of the Royalty Properties, Santa Fe relies on the performance of unrelated third party operators and vendors for the receipt of Royalty income, payment of expenses and disbursement of income distributable to the Trust. Santa Fe has contacted the operators of the Royalty Properties that generate the most amount of revenue for the Trust and based on their responses, Santa Fe is not aware of any significant Year 2000 issues relating to the Royalty Properties. However, failure to successfully address the Year 2000 issue by such operators or their third party vendors could have a material adverse impact on the Trust and its Unit holders. The worst case scenario may involve failure of third party production equipment in the field, which may result in disruption of operations until the problem is resolved.

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

     With regard to the Net Profits Properties, the operators of the properties make all decisions regarding the marketing and sale of oil and gas production. The ability of the operators to market the oil and gas produced from the Royalty Properties depends upon numerous factors beyond their control, including the proximity of the gas production to gas pipelines, the availability of capacity in such pipelines, state and Federal regulation of oil and gas production and Federal regulation of gas sold or transported in interstate commerce. There is no assurance that such operators will be able to market all of the oil or gas produced from the Royalty Properties or that favorable prices will be obtained for the oil and gas produced.

                                    PART II
                               OTHER INFORMATION

ITEMS 1, 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

                                                        SEC FILE OR
                                                        REGISTRATION    EXHIBIT
                                                           NUMBER       NUMBER
                                                       --------------   -------
      3(a)*    Form of Trust Agreement of Santa Fe        33-51760         3.1
                 Energy Trust.......................
      4(a)*    Form of Custodial Deposit                  33-51760         4.2
                 Agreement..........................
      4(b)*    Form of Secure Principal Energy            33-51760         4.1
                 Receipt (included as Exhibit A to
                 Exhibit 4(a))......................
     10(a)*    Form of Net Profits Conveyance             33-51760        10.1
                 (Multi-State)......................
     10(b)*    Form of Wasson Conveyance............      33-51760        10.2
     10(c)*    Form of Louisiana Mortgage...........      33-51760        10.3
     27        Financial Data Schedule
               (*)  Indicates exhibit filed
                 incorporated herein by reference

(b)  Reports on Form 8-K

     None

                                   SIGNATURE

     Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of November 1999.

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

Date:  November 15, 1999

     The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.