Form 10-K
period 1999-12-31
SANTA FE ENERGY TRUST
filed 2000-03-13
CIK 893486

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

        CHASE BANK OF TEXAS,
        NATIONAL ASSOCIATION
        GLOBAL TRUST SERVICES
       600 TRAVIS, SUITE 1150
           HOUSTON, TEXAS                            77002
   (ADDRESS OF PRINCIPAL EXECUTIVE                (ZIP CODE)
              OFFICES)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 216-5087

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                           NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                   WHICH REGISTERED
-------------------------------------      -------------------------
DEPOSITARY UNITS, EVIDENCED BY SECURE        NEW YORK STOCK EXCHANGE
      PRINCIPAL ENERGY RECEIPTS

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of 6,300,000 Depositary Units in Santa Fe Energy Trust held by non-affiliates of the registrant at the closing sales price on March 1, 2000, of $17 3/4 was $111,825,000.

           Depositary Units outstanding at March 1, 2000 -- 6,300,000
                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     None.

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                     PAGE
                                                                     ----
Item   1. Business.................................................    1
         Description of the Trust..................................    1
         Description of the Trust Units and Depositary Units.......    7
         Description of the Treasury Obligations...................   15
         Description of the Royalty Properties.....................   16
         Competition and Markets...................................   24
         Governmental Regulation...................................   25
Item   2. Properties...............................................   27
Item   3. Legal Proceedings........................................   27
Item   4. Submission of Matters to a Vote of Security Holders......   27

                                    PART II

Item   5. Market for the Registrant's Common Equity and Related
           Holder Matters..........................................   28
Item   6. Selected Financial Data..................................   28
Item   7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................   28
Item 7A. Quantitative and Qualitative Disclosures about Market
           Risk....................................................   31
Item   8. Financial Statements and Supplementary Data..............   32
Item   9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.....................   32

                                    PART III

Item 10. Directors and Executive Officers of the Registrant........   32
Item 11. Executive Compensation....................................   32
Item 12. Security Ownership of Certain Beneficial Owners and
           Management..............................................   32
Item 13. Certain Relationships and Related Transactions............   32

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K................................................   33
SIGNATURES.........................................................   43

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

     The Trust was formed pursuant to an Organizational Trust Agreement dated as of October 22, 1992. Effective November 19, 1992, the Organizational Trust Agreement was amended and restated by the Trust Agreement of Santa Fe Energy Trust between Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. (Santa Fe) and Chase Bank of Texas, National Association (the "Trust Agreement"). Under the terms of the Trust Agreement, Santa Fe conveyed royalty interests in certain oil and gas properties to the Trust. In exchange for the conveyance of such royalty interests, the Trust issued 6,300,000 units of undivided beneficial interest ("Trust Units"). The Trust Units and the Treasury Obligations (hereinafter defined) were deposited with Chase Bank of Texas, National Association as depositary (the "Depositary") in exchange for 6,300,000 Depositary Units (hereinafter defined). Each Depositary Unit consists of beneficial ownership of one Trust Unit and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation ("Treasury Obligation") maturing on February 15, 2008
("Liquidation Date"). The Depositary Units are evidenced by Secure Principal Energy Receipts ("SPERs"), which are issued and transferable only in denominations of 50 Depositary Units or an integral multiple thereof. The Depositary Units are traded on the New York Stock Exchange under the symbol SFF.

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

     The Trustee is paid an annual fee of approximately $12,500. The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. Trustee fees and Trust administrative expenses totalled $303,000 and $265,000 in 1999 and 1998, respectively, although such costs could be greater or less in subsequent periods depending on future events. In addition, the Trust paid Santa Fe an annual fee of $244,000 and $234,000 in 1999 and 1998, respectively. Such fee will increase by 3.5% per year, payable quarterly, to reimburse Santa Fe for overhead expenses.

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

                                       WASSON ODC ROYALTY     WASSON ODC ROYALTY
          CALENDAR QUARTERS             QUARTERLY GROSS          MAXIMUM NET
         IN THE YEAR ENDING                PRODUCTION             QUARTERLY
            DECEMBER 31,               LIMITATION (MBBLS)     PRODUCTION (MBBLS)
-------------------------------------  ------------------     ------------------
     2000............................          522                   64.7
     2001............................          504                   62.5
     2002............................          530                   65.7
     2003............................          582                   72.1
     2004............................          604                   74.9
     2005............................          536                   66.4
     2006............................          502                   62.2
     2007............................          486                   60.2

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

     "Royalty Production" for the Wasson Willard Royalty is defined as 6.8355% of the lesser of (i) the actual number of gross barrels of oil produced for such quarter from the Wasson Willard Unit and (ii) the applicable maximum quarterly gross production limitation set forth in the table below. The table also shows the maximum number of barrels of Royalty Production that may be produced per quarter in respect of the Wasson Willard Royalty (6.8355% of the quarterly gross production limitation).

                                          WASSON WILLARD        WASSON WILLARD
          CALENDAR QUARTERS             ROYALTY QUARTERLY      ROYALTY MAXIMUM
         IN THE YEAR ENDING              GROSS PRODUCTION       NET QUARTERLY
            DECEMBER 31,                LIMITATION (MBBLS)    PRODUCTION (MBBLS)
-------------------------------------   ------------------    ------------------
     2000............................           323                  22.1
     2001............................           268                  18.3
     2002............................           222                  15.2
     2003............................           175                  12.0

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

SUPPORT PAYMENTS

     The Wasson Conveyance provides that the Trust is entitled to additional quarterly royalty payments ("Support Payments"), subject to certain limitations herein described, out of Santa Fe's remaining royalty interests in the Wasson ODC Unit during the period ending on December 31, 2002 (the "Support Period") in the event that the net cash available for distribution to Holders from the Royalty Interests for any calendar quarter during the Support Period is less than an amount sufficient to distribute to Holders a minimum supported quarterly royalty per Depositary Unit equal to $0.39 per Depositary Unit (the "Minimum Quarterly Royalty"). Effective July 1, 1999 and as required by the Trust Agreement, the Trust released its Net Profits Royalty interest in the Jeffress field in connection with the sale by Santa Fe of the underlying Net Profits Property. The Trust received 90% of the net proceeds from this sale in the fourth quarter 1999 distribution. As a result of this sale, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.39 per Depositary Unit. Distributions paid in 1994, 1995, 1998 and 1999 included Support Payments of $868,000 (approximately $0.14 per Depositary Unit), $1,206,000 (approximately $0.19 per Depositary Unit), $94,000 (approximately $0.01 per Depositary Unit), and $2,011,000 (approximately $0.32 per Depositary Unit), respectively. The Support Payments paid in 1994 were required primarily due to lower realized oil prices and capital expenditures incurred with respect to the Net Profits Properties, a substantial portion of which related to the drilling of new wells. The Support Payments paid in 1995 were required primarily due to lower natural gas prices and a continuation of drilling expenditures. The Support Payments paid in 1998 and 1999 were required primarily due to lower oil and gas prices realized on the Net Profits Properties. In 1996, the first six months of 1997, and the fourth quarter of 1999, Santa Fe recouped Support Payments made in prior periods totalling $1,009,000 (approximately $0.16 per Depositary Unit), $1,065,000 (approximately $0.17 per Depositary Unit), and $1,831,000 (approximately $0.29 per Depositary
Unit) respectively (see "-- Reduction of Royalty Interests"). In the first quarter of 2000, Santa Fe recouped the remaining Support Payment balance of $274,000 (approximately $0.04 per Depositary Unit). Future recoupments will be made only to the extent of future Support Payments. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.39 per Depositary Unit per quarter.

     CALCULATION OF AMOUNT OF SUPPORT PAYMENT. Support Payments payable to the Trust for any calendar quarter during the Support Period shall be equal to the additional amount necessary to cause the Minimum Quarterly Royalty for such quarter to be paid by the Trust in respect of all outstanding Trust Units; provided, that the aggregate amount of Support Payments, net of any amounts recouped by Santa Fe pursuant to reductions in the royalties payable with respect to the Royalty Interests as described below, will be limited to $19.4 million (the "Aggregate Support Payment Limitation Amount"), as such amount may be replenished upon recoupment of certain amounts as described in the following paragraph. As a result of the Trust's release of its Net Profits Royalty interest in connection with the sale by Santa Fe of the Jeffress Field in the fourth quarter of 1999, there was a proportionate reduction in the Aggregate Support Payment Limitation Amount from $20.0 million to $19.4 million.

     REDUCTION OF ROYALTY INTERESTS. In the event Support Payments are paid to the Trust for any quarter, the royalties payable with respect to the Wasson Royalties will be reduced in future quarters (including quarters after the Support Period but prior to the Liquidation Date) after the Trust has received (or amounts are set aside for payment of) proceeds from all of the Royalty Interests in amounts sufficient to pay 112.5% of the Minimum Quarterly Royalty ($0.44 per Depositary Unit) on all Trust Units outstanding at the end of such quarter in order to permit Santa Fe to recoup the aggregate amount of the Support Payments. As a result of the Trust's release of its Net Profits Royalty interest in connection with the sale by Santa Fe of the Jeffress Field in the fourth quarter of 1999, there was a proportionate reduction in the distribution per Depositary Unit over which Santa Fe is entitled to recoup Support Payments from $0.45 per Depositary Unit to $0.44 per Depositary Unit. Any such reduction in royalties payable with respect to the Royalty Interests would be made first to the Wasson

ODC Royalty and then, if additional reductions are necessary, from the Wasson Willard Royalty. The effect of such reductions in the royalties payable with respect to the Wasson Royalties would be to eliminate distributions in excess of $0.44 per Depositary Unit until the Support Payments, if any, received by the Trust have been recouped by Santa Fe through such reductions in the Wasson Royalties.

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

OTHER MATTERS

     Payments to the Trust are attributable to the sale of depleting assets. Thus, the reserves attributable to the Royalty Properties are expected to decline over time. Based on the estimated production volumes in the Reserve Report (hereinafter defined), on a barrel of oil equivalent basis, the oil and gas production from proved reserves attributable to the Trust in the year preceding the Liquidation Date is expected to be approximately 42% of the oil and gas production attributable to the Trust in 1999.

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

     The Trust allocates income and deductions to Holders based on record ownership at Quarterly Record Dates. Such allocation method is intended to cause the taxable income of the Trust to be reported by those persons who are Holders of record on the Quarterly Record Date for such quarter and, as a result receive the distributions for such quarter. It is unknown whether the IRS will accept that allocation or will require income and deductions of the Trust to be determined and allocated daily or require some method of proration. If the IRS were successful in seeking that the Trust utilize a different method of allocating taxable income, Trust income might in certain cases be taxed to Holders other than those who received the distribution relating to such income, and the Trust might incur additional administrative expenses in complying with such method of allocation.

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

  INTEREST INCOME

     Based on representations made by Santa Fe regarding the reserves burdened by the Wasson Royalties and the expected life of the Wasson Royalties, the Wasson Royalties are properly treated as "production payments" under Section 636(a) of the Code. Under the rules of such Code section, each Holder is treated as making a mortgage loan on the Wasson Properties to Santa Fe in an amount equal to the amount of the purchase price of each Depositary Unit allocated to the Wasson Royalties. Because production payments are treated as debt instruments for tax purposes, the Wasson Royalties are subject to the Original Issue Discount (OID) rules of Sections 1272 through 1275 of the Code. Section 1272 generally requires the periodic inclusion of original issue discount in income of the purchaser of a debt instrument. Section 1275 provides special rules and authorizes the IRS to prescribe regulations modifying the statutory provisions where, by reason of contingent payments, the tax treatment provided under the statutory provisions does not carry out the purposes of such provisions. Proposed regulations dealing with contingent payments were issued in 1986 and modified in 1991 (the "Original Proposed Regulations"). During
December 1994, the IRS replaced the Original Proposed Regulations with new proposed regulations and, during June 1996, the IRS redesignated the 1994 proposed regulations as final regulations (the "New Regulations"). However, the New Regulations are by their terms applicable only to debt instruments that are issued on or after August 13, 1996. The New Regulations further provide, in the case of a contingent debt instrument issued before August 13, 1996, that a taxpayer may use any reasonable method to account for the debt instrument, including a method that would have been required under the proposed regulations when the debt instrument was issued. Because the Original Proposed Regulations were in effect when the Wasson Royalties were issued to the Trust, the tax treatment of the Wasson Royalties has been reported to the Holders under the provisions of the Original Proposed Regulations.

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

     Holders are also required to recognize and report OID interest income attributable to the Treasury Obligations. In general, the total amount of OID interest income a Holder is required to recognize over the term of the Treasury Obligations is calculated as the difference between the amount of the purchase price of a Depositary Unit allocated to the Treasury Obligations and the pro rata portion of the face amount of such Treasury Obligations attributable to the Depositary Unit. The portion of OID interest income so calculated which is required to be included in income by a Holder for any particular period is generally determined by multiplying the Holder's adjusted issue price in the Treasury Obligations by the yield to maturity of the Treasury Obligations.

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

     The allowance for depletion with respect to a property is determined annually and is the greater of cost depletion or, if allowable, percentage depletion. Percentage depletion is generally available to "independent producers" (generally persons who are not substantial refiners or retailers of oil or gas or their primary products) on the equivalent of 1,000 barrels of production per day. Percentage depletion is a statutory allowance generally equal to 15% of the gross income from production from a property, subject to a net income limitation which is 100% of the taxable income from the property, computed without regard to depletion deductions and certain loss carrybacks. For tax years beginning after December 31, 1997, and before January 1, 2002, the 100% of taxable income limitation on percentage depletion does not apply to "marginal production." Additionally, the percentage depletion rate for "marginal production" is adjusted annually and is generally greater than 15%. Marginal production includes (i) "stripper well property," generally defined as a domestic crude oil or natural gas property producing 15 barrel equivalents or less per day per well, and (ii) "heavy oil," generally defined as domestic crude oil produced from any property if such crude oil had a weighted average gravity of 20 degrees API or less. The depletion deduction attributable to percentage depletion for a taxable year is limited to 65% of the taxpayer's taxable income for the year before allowance of "independent producers" percentage depletion and certain loss carrybacks. Unlike cost depletion, percentage depletion is not limited to the adjusted tax basis of the property, although it reduces such adjusted tax basis (but not below zero).

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

  SALE OF DEPOSITARY UNITS

     Generally, a Holder will realize gain or loss on the sale or exchange of his Depositary Units measured by the difference between the amount realized on the sale or exchange and his adjusted basis for such Depositary Units. Gain or loss on the sale of Depositary Units by a Holder who is not a dealer with respect to such Depositary Units and who has a holding period for the Depositary Units of more than one year may be eligible for lower capital gains rate, except to the extent of the depletion recapture amount (as described below). Capital gains of each noncorporate Holder arising from a sale of Depository Units generally are currently subject to tax at a rate of 20% (10% if the noncorporate Holder is in the 15% tax bracket) if such Depository Units have been held for more than 12 months. If a noncorporate Holder has held the Depository Units for 12 months or less, any such capital gain recognized on the sale of such Depository Units will be subject to tax at ordinary income tax rates (of which the maximum rate is currently 39.6%).

     For Federal income tax purposes, the sale of a Depositary Unit is treated as a sale by the Holder of his interest in the Treasury Obligations and the assets of the Trust. Thus, upon the sale of Depositary Units, a Holder must treat as ordinary income his depletion recapture amount, which is an amount equal to the lesser of (i) the gain on that sale attributable to disposition of the Net Profits Royalties or (ii) the sum of the prior depletion deductions taken with respect to the Net Profits Royalties (but not in excess of the initial basis of such Depositary Units allocated to the Net Profits Royalties). It is possible that the IRS would take the position that a portion of the sales proceeds is ordinary income to the extent of any accrued income at the time of sale allocable to the Depositary Units sold, but which has not been distributed to the selling Holder.

     A Holder's initial basis in his Depositary Units is equal to the amount paid for such Depositary Units. Such basis is increased by the amount of any OID interest income recognized by the Holder attributable to the Treasury Obligations. Such basis is reduced by deductions for depletion claimed by the Holder (but not below zero). In addition, such basis is reduced by the amount of any payments attributable to the Wasson Royalties which are treated as payments of principal under the OID rules. A Holder's basis would also be increased by any increase in reserves retained by the Trust and would be reduced by any reduction in such reserves.

  SALE OF NET PROFITS ROYALTIES

     In certain circumstances, Santa Fe may cause the Trustee, without the consent of the Holders, to release a portion of the Net Profits Royalties in connection with a sale by Santa Fe of the underlying Net Profits Properties. Additionally, the assets of the Trust, including the Net Profits Royalties, will be sold by the Trustee prior to the Liquidation Date in anticipation of the termination of the Trust. A sale by the Trust of Net Profits Royalties will be treated for Federal income tax purposes as a sale of Net Profits Royalties by a Holder. Thus, a Holder will recognize gain or loss on a sale of Net Profits

Royalties by the Trust. A portion of that income may be treated as ordinary income to the extent of depletion recapture. See "Sale of Depositary Units," above.

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

     In order to avoid the application of certain penalties, a fiduciary must also consider whether the acquisition of Depositary Units representing Trust Units and/or operation of the Trust might result in direct or indirect nonexempt prohibited transactions under Section 406 of ERISA and Code Section 4975. In determining whether there are such prohibited transactions, a fiduciary must determine whether there are "plan assets" involved in the transaction. Department of Labor regulations ("the DOL Regulations") address whether or not a Qualified Plan's assets (such as a Depositary Unit) would be deemed to include an interest in the underlying assets of an entity (such as the Trust) for purposes of the reporting, disclosure and fiduciary responsibility provisions of ERISA and analogous provisions of the Code, if the Plan acquires an "equity interest" in such entity. The DOL Regulations provide that the underlying assets of an entity will not be considered "plan assets" if the interests in the entity are a publicly offered security. Trust Units represented by Depositary Units are considered to be "publicly offered" for this purpose if they are part of a class of securities that is (i) widely held (I.E., owned by more than 100 investors independent of the issuer and each other), (ii) freely transferable, and

(iii) registered under Section 12(b) or 12(g) of the Exchange Act. Although no assurances can be given, it is believed that these requirements have been satisfied. Fiduciaries, however, will need to determine whether the acquisition of Depositary Units representing Trust Units is a nonexempt prohibited transaction under the general requirements of ERISA Section 406 and Code Section 4975.

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

     Each Holder should consider state and local tax consequences of an investment in Depositary Units. The Trust owns the Royalty Interests burdening oil and gas properties located in Alabama, Arkansas, California, Colorado, Kansas, Louisiana, Mississippi, New Mexico, North Dakota, Oklahoma, Texas and Wyoming. Of these, all but Texas and Wyoming have income taxes applicable to individuals. As stated, Texas currently has no individual income tax and the Reserve Report reflects that more than 50% of the estimated future net cash inflows generated by the Trust will be attributable to properties located in Texas. A Holder may be required to file state income tax returns and/or to pay taxes in those states imposing income taxes and may be subject to penalties for failure to comply with such requirements. Further, in some states the Trust may be taxed as a separate entity.

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

     Santa Fe estimates that as of December 31, 1999, the Net Profits Properties covered approximately 243,000 gross acres (approximately 36,000 net to Santa
Fe). Productive well information generally is not made available by operators to owners of royalties and overriding royalties. Accordingly, such information is unavailable to Santa Fe for the Net Profits Properties.

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

RESERVES

     A study of the proved oil and gas reserves attributable to the Trust as of December 31, 1999 has been made by Ryder Scott Company, independent petroleum consultants. The following letter (Reserve Report) summarizes such reserve study. The Trust has not filed reserve estimates covering the Royalty Properties with any other Federal authority or agency.

                            (RYDER SCOTT LETTERHEAD)

                                February 9, 2000

Santa Fe Snyder Corporation
840 Gessner, Suite 1400
Houston, Texas 77024

Gentlemen:

     Pursuant to your request, we present below our estimates of the net proved reserves attributable to the interests of the Santa Fe Energy Trust (Trust) as of December 31, 1999. The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Santa Fe Snyder Corporation
(SFSC). The interests conveyed to the Trust consist of royalty interests in the Wasson Field, Texas (Wasson Royalties) and a net profits interest derived from working and royalty interests in numerous other properties (Net Profits Royalties). The properties included in the Trust are located in the states of Alabama, Arkansas, California, Colorado, Kansas, Louisiana, Mississippi, New Mexico, North Dakota, Oklahoma, Texas, Wyoming, and in state waters offshore Louisiana.

     The estimated reserve quantities and future income quantities presented in this report are related to a large extent to hydrocarbon prices. Hydrocarbon prices in effect at December 31, 1999 were used in the preparation of this report as required by Securities and Exchange Commission (SEC) and Financial Accounting Standards Bulletin No. 69 (FASB 69) guidelines; however, actual future prices may vary significantly from December 31, 1999 prices for reasons discussed in more detail in other sections of this report. Therefore, quantities of reserves actually recovered and quantities of income actually received may differ significantly from the estimated quantities presented in this report.

                                                    SANTA FE ENERGY TRUST
                                                   AS OF DECEMBER 31, 1999
                                        ---------------------------------------------
                                                              ESTIMATED      PRESENT
                                                              FUTURE NET      VALUE
                                        LIQUIDS     GAS      CASH INFLOWS     AT 10%
                                        (MBBLS)    (MMCF)        (M$)          (M$)
                                        -------    ------    ------------    --------
Proved Net Developed and
  Undeveloped Wasson ODC Royalty.....   2,114.8        0       47,856.7      33,015.1
  Wasson Willard Royalty.............     270.2        0        6,010.9       5,080.5
  Net Profits Royalties..............   1,045.7    6,436       35,552.9      22,540.3
                                        -------    ------    ------------    --------
           Totals....................   3,430.7    6,436       89,420.5      60,635.9
                                        =======    ======    ============    ========

Proved Net Developed
  Wasson ODC Royalty.................   2,114.8        0       47,856.7      33,015.1
  Wasson Willard Royalty.............     270.2        0        6,010.9       5,080.5
  Net Profits Royalties..............   1,045.7    6,436       35,552.9      22,540.3
                                        -------    ------    ------------    --------
           Totals....................   3,430.7    6,436       89,420.5      60,635.9
                                        =======    ======    ============    ========

     The estimated proved reserves and income quantities for the Wasson Royalties presented in this report are calculated by multiplying the net revenue interest attributable to each of the Wasson Royalties by the total amount of oil estimated to be economically recoverable from the respective productive units, subject to production limitations applicable to the Wasson Royalties and additional

"Support Payments", which have been described to us by SFSC. For purposes of this report, the volume of reserves attributable to the Support Payments, if any, is calculated assuming an additional royalty interest in the Wasson ODC property.

     Reserve quantities are calculated differently for the Net Profits Royalties because such interests do not entitle the Trust to a specific quantity of oil or gas but to 90 percent of the Net Proceeds derived therefrom. Accordingly, there is no precise method of allocating estimates of the quantities of proved reserves attributable to the Net Profits Royalties between the interest held by the Trust and the interests to be retained by SFSC. For purposes of this presentation, the proved reserves attributable to the Net Profits Royalties have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Royalties. Accordingly, the reserves presented for the Net Profits Royalties reflect quantities of oil and gas that are free of future costs or expenses based on the price and cost assumptions utilized in this report. The allocation of proved reserves of the Net Profits Properties between the Trust and SFSC will vary in the future as relative estimates of future gross revenues and future net incomes vary. Furthermore, SFSC requested that, for purposes of our report, the Net Profits Royalties be calculated beyond the Liquidation Date of December 31, 2007, even though by the terms of the Trust Agreement the Net Profits Royalties will be sold by the Trustee on or about this date and a liquidating distribution of the sales proceeds from such sale would be made to holders of Trust Units.

     SFSC has indicated that the conveyance of the Wasson Royalties to the Trust provides that the Trust will receive additional income from the Wasson ODC Unit through Support Payments. Payment of the additional income is subject to numerous limitations which are detailed in the Conveyance. Based on the production profiles and pricing assumptions in this report and the terms of the Conveyance as described to us by SFSC, no additional net cash inflow is required from future Support Payments as of December 31, 1999. Based on the original terms of the Conveyance, the Support Payments are limited to a total payment of $20,000,000 from inception through 2002, which is the time the Support Payments are terminated. However, with the sale of the Jeffress Field during 1999, this limitation has been reduced to $19,400,000. As of December 31, 1999, there were no unrecouped Support Payments so the remaining maximum obligation with respect to the Support Payments is $19,400,000. In accordance with information provided by SFSC, we have calculated total estimated net revenue of $22,279,224 to be available for Support Payments as of December 31, 1999.

     The "Liquid" reserves shown above are comprised of crude oil, condensate and natural gas liquids. Natural gas liquids comprise 3.0 percent of the Trust's developed liquid reserves and 3.0 percent of the Trust's developed and undeveloped liquid reserves. All hydrocarbon liquid reserves are expressed in standard 42 gallon barrels. All gas volumes are sales gas expressed in MMcf at the pressure and temperature bases of the area where the gas reserves are located. The estimated future net cash inflows are described later in this report.

     The proved reserves presented in this report comply with the SEC's Regulation S-X Part 210.4-10 Sec. (a) as clarified by subsequent Commission Staff Accounting Bulletins, and are based on the following definitions and criteria:

     Proved reserves of crude oil, condensate, natural gas, and natural gas liquids are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalation based on future conditions. Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation tests. In certain instances, proved reserves are assigned on the basis of a combination of core analysis and electrical and other type logs which indicate the reservoirs are analogous to reservoirs in the same field which are producing or have demonstrated the ability to produce on a formation test. The area of a

                    RYDER SCOTT COMPANY PETROLEUM ENGINEERS
reservoir considered proved includes (1) that portion delineated by drilling and defined by fluid contacts, if any, and (2) the adjoining portions not yet drilled that can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of data on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Reserves that can be produced economically through the application of improved recovery techniques are included in the proved classification when these qualifications are met: (1) successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based, and (2) it is reasonably certain the project will proceed. Improved recovery includes all methods for supplementing natural reservoir forces and energy, or otherwise increasing ultimate recovery from a reservoir, including
(1) pressure maintenance, (2) cycling, and (3) secondary recovery in its original sense. Improved recovery also includes the enhanced recovery methods of thermal, chemical flooding, and the use of miscible and immiscible displacement fluids. Proved natural gas reserves are comprised of non-associated, associated, and dissolved gas. An appropriate reduction in gas reserves has been made for the expected removal of natural gas liquids, for lease and plant fuel, and the exclusion of non-hydrocarbon gases if they occur in significant quantities and are removed prior to sale. Estimates of proved reserves do not include crude oil, natural gas, or natural gas liquids being held in underground or surface storage. Proved reserves are estimates of hydrocarbons to be recovered from a given date forward. They may be revised as hydrocarbons are produced and additional data become available.

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

     In accordance with the requirements of FASB 69, our estimates of future cash inflows, future costs, and future net cash inflows before income tax, as well as our estimated reserves quantities, as of December 31, 1999 from this report are presented below:

                                                            SANTA FE ENERGY TRUST
                                                           AS OF DECEMBER 31, 1999
                                        --------------------------------------------------------------
                                               NET PROFITS ROYALTIES
                                        -----------------------------------
                                         ROYALTY       WORKING                   WASSON
                                        INTERESTS      INTERESTS   TOTALS       ROYALTIES     TOTALS
                                        ---------      -------   ----------     ---------   ----------
Total Proved
  Future Cash Inflows (M$)...........    18,549.7      17,003.2    35,552.9      58,168.0     93,720.9
  Future Costs
     Production (M$).................           0            0            0       4,300.4      4,300.4
     Development (M$)................           0            0            0             0            0
                                        ---------      -------   ----------     ---------   ----------
           Total Costs (M$)..........           0            0            0       4,300.4      4,300.4
  Future Net Cash Inflows Before
     Income Tax (M$).................    18,549.7      17,003.2    35,552.9      53,867.6     89,420.5
  Present Value at 10% Before
     Income Tax (M$).................    10,666.7      11,873.6    22,540.3      38,095.6     60,635.9

                                                            SANTA FE ENERGY TRUST
                                                           AS OF DECEMBER 31, 1999
                                        -------------------------------------------------------------
                                              NET PROFITS ROYALTIES
                                        ----------------------------------
                                         ROYALTY       WORKING                   WASSON
                                        INTERESTS      INTERESTS    TOTALS      ROYALTIES      TOTALS
                                        ---------      -------      ------      ---------      ------
Proved Net Developed Reserves
  Liquids (MBbls)....................     599.7         446.0      1,045.7        2,385.0     3,430.7
  Gas (MMCF).........................     2,708         3,728        6,436              0       6,436
Proved Net Undeveloped Reserves
  Liquids (MBbls)....................         0             0            0              0           0
  Gas (MMCF).........................         0             0            0              0           0
Total Proved Net Reserves
  Liquids (MBbls)....................     599.7         446.6      1,045.7        2,385.0     3,430.7
  Gas (MMCF).........................     2,708         3,728        6,436              0       6,436

     In the case of the Wasson Royalties, the future cash inflows are gross revenues after gathering and transportation costs where applicable, but before any other deductions. The production costs are based on current data and include production taxes and ad valorem taxes provided by SFSC.

     In the case of the Net Profits Royalties, the future cash inflows are, as described previously, after consideration of future costs or expenses based on the price and cost assumptions utilized in this report. Therefore, the future cash inflows are the same as the future net cash inflows.

     SFSC furnished us gas prices in effect at December 31, 1999 and with its forecasts of future gas prices which take into account Securities and Exchange Commission guidelines, current market prices, regulations under the Natural Gas Policy Act of 1978 and the Gas Decontrol Act of 1989, contract prices and fixed and determinable price escalations where applicable. In accordance with Securities

                    RYDER SCOTT COMPANY PETROLEUM ENGINEERS
and Exchange Commission guidelines, the future gas prices used in this report make no allowances for future gas price increases which may occur as a result of inflation nor do they account for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be different than December gas prices. In those cases where contract market-out has occurred, the current market price was held constant to depletion of the reserves. In those cases where market-out has not occurred, contract gas prices including fixed and determinable escalations, exclusive of inflation adjustments, were used until the contract expires and then reduced to the current market price for similar gas in the area and held at this reduced price to depletion of the reserves.

     SFSC furnished us with liquid prices in effect at December 31, 1999 and these prices were held constant to depletion of the properties. In accordance with Securities and Exchange Commission guidelines, changes in liquid prices subsequent to December 31, 1999 were not considered in this report.

     Operating costs for the leases and wells in this report were provided by SFSC and include only those costs directly applicable to the leases or wells. When applicable, the operating costs include a portion of general and administrative costs allocated directly to the leases and wells under terms of operating agreements. Development costs were furnished to us by SFSC and are based on authorizations for expenditure for the proposed work or actual costs for similar projects. The current operating and development costs were held constant throughout the life of the properties. The estimated net costs of abandonment after salvage was included for all properties where abandonment costs net of salvage, as estimated by SFSC, are significant. The estimates of the net abandonment costs furnished by SFSC were accepted without independent verification.

     No deduction was made for indirect costs such as general administration and overhead expenses, loan repayments, interest expenses, and exploration and development prepayments. No attempt has been made to quantify or otherwise account for any accumulated gas production imbalances that may exist.

     Our reserve estimates are based upon a study of the properties in which the Trust has interests; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities which may exist nor were any costs included for potential liability to restore and clean up damages, if any, caused by past operating practices. SFSC informed us that it has furnished us all of the accounts, records, geological and engineering data and reports and other data required for our investigation. The ownership interest, terms of the Trust, prices, taxes, costs, and other factual data furnished to us in connection with our investigation were accepted as represented. The estimates presented in this report are based on data available through August 1999.

     The reserves included in this report are estimates only and should not be construed as being exact quantities. They may or may not be actually recovered. Estimates of proved reserves may increase or decrease as a result of future operations of SFSC. Moreover, due to the nature of the Support Payments and the Net Profits Royalties, a change in the future costs, or prices, or capital expenditures different from those projected herein may result in a change in the computed reserves and the Net Proceeds to the Trust even if there are no revisions or additions to the gross reserves attributed to the property.

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

                                          Very truly yours,
                                          RYDER SCOTT COMPANY, L.P.

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

     FEDERAL REGULATION OF PETROLEUM. Sales of oil and natural gas liquids from the Royalty Properties are not regulated and are at market prices. The price received from the sale of these products is affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. These regulations have generally been approved on judicial review. Every five years, the FERC will examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. The first such review is scheduled for this year (2000), but any changes made would not take effect until July 2001. Santa Fe is not able to predict with certainty what effect, if any these relatively new federal regulations will have on it.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED HOLDER MATTERS.

     The Depositary Units are traded on the New York Stock Exchange -- ticker symbol SFF. The high and low closing sales prices and distributions for each quarter in the years ended December 31, 1998 and 1999 were as follows (in dollars):

                                          CLOSING SALES
                                             PRICES
                                        -----------------     DISTRIBUTION
                                           LOW     HIGH           PAID
                                        --------- -------     ------------
1998
  First Quarter......................    20 1/16  21              $0.48539
  Second Quarter.....................    19 1/8   20 7/16          0.43820
  Third Quarter......................    17 13/16 20 3/16          0.40009
  Fourth Quarter.....................    17 1/4   19 7/16          0.40000
1999
  First Quarter......................   $16 1/2  $17 15/16        $0.40000
  Second Quarter.....................    16 7/8   18 1/4           0.40000
  Third Quarter......................    17 1/2   18 7/16          0.40000
  Fourth Quarter.....................    16 5/8   17 7/8           0.46689

     At March 1, 2000, the 6,300,000 Depositary Units outstanding were held by 287 holders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                         1999       1998       1997       1996       1995
                                       ---------  ---------  ---------  ---------  ---------
                                                 (THOUSANDS, EXCEPT PER UNIT DATA)
Period Ended December 31,:
  Distributable Cash.................  $  10,501  $  10,859  $  12,354  $  11,063  $  10,080
  Distributable Cash per Trust
     Unit............................    1.66689    1.72368    1.96096    1.75610    1.60000
At December 31,:
  Investment in Royalty Interests,
     net.............................  $  26,387  $  32,218  $  39,874  $  48,274  $  57,675
  Trust Corpus.......................     26,446     32,280     40,051     48,420     57,654

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.39 per Trust Unit per quarter. Effective July 1, 1999 and as required by the Trust Agreement, the Trust released its Net Profits Royalty interest in the Jeffress field in connection with the sale by Santa Fe of the underlying Net Profits Property. The Trust received 90% of the net proceeds from this sale in the fourth quarter 1999 distribution. As a result of this sale, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.39 per Depositary Unit, a proportionate reduction of the Aggregate Support Payment Limitation Amount from $20.0 million to $19.4 million and a proportionate reduction in the distribution per Depositary Unit over which Santa Fe is entitled to recoup Support Payments from $0.45 per Depositary Unit to $0.44 per Depositary Unit. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of Support Payments, net of any amounts recouped, is limited to $19.4 million on a revolving basis. From inception through the end of 1999, the Trust received Support Payments totalling $4.2 million. During 1996, the first six months of 1997, and the fourth quarter of 1999, Santa Fe recouped $3.9 million of such payments. In the first quarter of 2000, Santa Fe recouped the remaining Support Payment balance of $274,000. Future recoupments will be made only to the extent of future support payments. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.39 per Trust Unit per quarter.

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

     Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's weighted average crude oil sales price (excluding the effect of Support Payments and recoupments) for 1999 was $13.47 compared with $13.93 for 1998 (see Results of Operations).

     Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's weighted average price for natural gas in 1999 was $1.89 per Mcf, compared with the $2.37 per Mcf received in 1998.

RESULTS OF OPERATIONS

     Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payments of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the first quarter of 2000 reflects revenues received and costs and expenses paid by Santa Fe in the fourth quarter of 1999. In the first quarter of 2000 the Trust received a payment of $3,461,875 and on February 29, 2000 made a cash distribution of $3,361,875, or $.53 per Trust Unit, to unitholders of record on February 14, 2000.

                                               YEAR ENDED DECEMBER 31,               FIRST
                                       ----------------------------------------     QUARTER
                                           1999          1998          1997          2000
                                       ------------  ------------  ------------   -----------
                                                                                  (UNAUDITED)
VOLUMES AND PRICES
  Oil Volumes (Bbls)
     Wasson ODC Royalty..............       274,400       264,500       265,000        69,500
     Wasson Willard Royalty..........       110,000       120,800       125,700        26,700
     Net Profits Royalties...........       245,509       265,420       301,218        56,763
     Support Payments................       165,301         7,709       --            --
  Gas Volumes (Mcf):
     Net Profits Royalties...........     2,265,233     2,886,839     2,495,347       465,740
  Oil Average Prices ($/Bbl) per unit
     data
     Wasson ODC Royalty..............  $      14.65  $      14.08  $      19.60    $    23.26
     Wasson Willard Royalty..........         14.45         14.12         19.65         23.20
     Net Profits Royalties...........         11.72         13.68         18.69         19.16
     Support Payments................         12.17         12.18       --            --
  Gas Average Prices ($/Mcf):
     Net Profits Royalties...........          1.89          2.37          2.36          2.51
CASH PROCEEDS AND DISTRIBUTABLE CASH
  (IN THOUSANDS OF DOLLARS, EXCEPT AS
  NOTED)
  Wasson ODC Royalty:
     Sales...........................  $      4,021  $      3,726  $      5,195    $    1,617
     Operating Expenses..............          (358)         (315)         (536)         (119)
                                       ------------  ------------  ------------   -----------
                                              3,663         3,411         4,659         1,498
                                       ------------  ------------  ------------   -----------
  Wasson Willard Royalty:
     Sales...........................         1,589         1,705         2,469           619
     Operating Expenses..............          (115)         (107)         (212)          (43)
                                       ------------  ------------  ------------   -----------
                                              1,474         1,598         2,257           576
                                       ------------  ------------  ------------   -----------
  Net Profits Royalties:
     Sales...........................         7,327        10,476        11,601         2,259
     Proceeds From the Sale of
       Property......................         1,813       --            --            --
     Operating Expenses..............        (2,641)       (3,022)       (3,346)         (375)
     Capital Expenditures............          (772)       (1,314)       (1,226)         (160)
                                       ------------  ------------  ------------   -----------
                                              5,727         6,140         7,029         1,724
                                       ------------  ------------  ------------   -----------
  Support Payment (Recoupments)......           181            94        (1,065)         (274)
                                       ------------  ------------  ------------   -----------
  Total Royalties....................        11,045        11,243        12,880         3,524
  Administrative Fee to Santa Fe.....          (244)         (234)         (226)          (62)
                                       ------------  ------------  ------------   -----------
  Payment Received...................        10,801        11,009        12,654         3,462
  Cash Advance From Santa Fe.........       --            --                250       --
  Repayment of Cash Advance from
     Santa Fe........................       --            --               (150)      --
  Cash Withheld for Trust Expenses...          (300)         (150)         (400)         (100)
                                       ------------  ------------  ------------   -----------
  Distributable Cash.................  $     10,501  $     10,859  $     12,354    $    3,362
                                       ============  ============  ============   ===========
  Distributable Cash Per Unit........  $    1.66689  $    1.72368  $    1.96096    $   .53363
                                       ============  ============  ============   ===========

     The Trust's weighted average crude oil sales prices were $14.60 per barrel for the Wasson Royalties and $11.72 per barrel for the Net Profits Royalties in 1999 compared with $14.10 per barrel and $13.68 per barrel, respectively, in 1998. Weighted average crude oil prices in the first quarter of 2000 were $23.24 per barrel for the Wasson Royalties and $19.16 per barrel for the Net Profits Royalties.

     The weighted average natural gas price in 1999 was $1.89 per Mcf compared with $2.37 per Mcf in 1998. Natural gas sales prices averaged $2.51 per Mcf in the first quarter of 2000.

     Cash proceeds in 1996 and 1997 were reduced by $1,009,000 and $1,065,000, respectively, as Santa Fe recouped all Support Payments made in prior periods. Cash proceeds in the fourth quarter of 1998, and the first, second and third quarters of 1999 included Support Payments of $94,000, $779,000, $691,000 and $541,000, respectively. Cash proceeds in the fourth quarter of 1999 were reduced by $1,831,000 as Santa Fe recouped the 1998 Support Payment of $94,000 and $1,737,000 of the 1999 Support Payments. Cash proceeds in the first quarter 2000 were reduced by $274,000 as Santa Fe recouped the remaining Support Payments.

     Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the exploration and development of the Net Profits Properties. Capital expenditures for 1999 totalled $772,000 compared to $1,314,000 in 1998. Capital expenditures are expected to be approximately $425,000 in 2000. Operating expenses for the Net Profits Royalties averaged $4.24 per barrel of oil equivalent ("BOE") in 1999 compared to $3.78 per BOE in 1998. Operating expenses averaged $2.79 per BOE in the first quarter of 2000. Operating expenses may fluctuate from quarter to quarter due to the timing of payments.

YEAR 2000

     Many computer systems were built using software that processes transactions using two digits to represent the year. This type of software generally required modifications to function properly with dates after December 31, 1999 (or, to become "Y2K" compliant). To date, Santa Fe has not encountered any significant problems and has not experienced any significant problems with unrelated third party vendors.

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

     With regard to the Net Profits Properties, where such properties consist of royalty interests, the operators of the properties will make all decisions regarding the marketing and sale of oil and gas production. The ability of the operators to market the oil and gas produced from the Royalty Properties will depend upon numerous factors beyond their control, including the proximity of the gas production to gas pipelines, the availability of capacity in such pipelines, state and Federal regulation of oil and gas production and Federal regulation of gas sold or transported in interstate commerce. There is no assurance that such operators will be able to market all of the oil or gas produced from the Royalty Properties or that favorable prices can be obtained for the oil and gas produced.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 14 on page 33 herein for the Exhibits, Financial Statement Schedules, Supplementary Data and reports on Form 8-K.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A)(1)  FINANCIAL STATEMENTS

     The following financial statements are included in this Annual Report on Form 10-K on the pages as indicated:

                                                               PAGE IN
                                                                 THIS
                                                              FORM 10-K
                                                              ---------
Audited Financial Statements
     Report of Independent Accountants.........................    34
     Statement of Cash Proceeds and Distributable Cash for the
       Years Ended December 31, 1999, 1998 and 1997............    35
     Statement of Assets and Trust Corpus as of December 31,
       1999 and 1998...........................................    35
     Statement of Changes in Trust Corpus for the Years Ended
       December 31, 1999, 1998 and 1997........................    36
     Notes to Financial Statements.............................    37
Unaudited Financial Information
     Supplemental Information to the Financial Statements......    40


  (A)(2)  SCHEDULES

     Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

  (A)(3)  EXHIBITS

     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                          SEC FILE OR
                                                         REGISTRATION    EXHIBIT
                                                            NUMBER        NUMBER
                                                         -------------   -------
      3(a)*    Form of Trust Agreement of Santa Fe
               Energy Trust...........................        33-51760      3.1
      4(a)*    Form of Custodial Deposit
               Agreement..............................        33-51760      4.2
      4(b)*    Form of Secure Principal Energy
               Receipt (included as
               Exhibit A to Exhibit 4(a)).............        33-51760      4.1
     10(a)*    Form of Net Profits Conveyance
               (Multi-State)..........................        33-51760     10.1
     10(b)*    Form of Wasson Conveyance..............        33-51760     10.2
     10(c)*    Form of Louisiana Mortgage.............        33-51760     10.3
     27        Financial Data Schedule................        33-51760       27

  (B)  REPORTS ON FORM 8-K

     None

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Trustee and Unitholders
  of the Santa Fe Energy Trust

We have audited the financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 33. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, these financial statements have been prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting standards generally accepted in the United States.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of the Santa Fe Energy Trust at December 31, 1999 and 1998, and the cash proceeds and distributable cash and the changes in trust corpus for each of the three years in the period ended December 31, 1999, on the basis of accounting described in Note 2.


PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 25, 2000

                             SANTA FE ENERGY TRUST
               STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                 YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                              1999         1998         1997
                                          -----------  -----------  -----------
Royalty Income
     ODC Royalty........................  $     3,663  $     3,411  $     4,659
     Willard Royalty....................        1,474        1,598        2,257
     Net Profits Royalty................        5,727        6,140        7,029
     Support payment (recoupment).......          181           94       (1,065)
                                          -----------  -----------  -----------
Total Royalties.........................       11,045       11,243       12,880
Administrative Fee to Santa Fe Snyder
  Corporation...........................         (244)        (234)        (226)
Advance from Santa Fe Snyder
  Corporation...........................      --           --               250
Repayment of Advances from Santa Fe
  Snyder Corporation....................      --           --              (150)
Cash Withheld for Trust Expenses........         (300)        (150)        (400)
                                          -----------  -----------  -----------
Distributable Cash......................  $    10,501  $    10,859  $    12,354
                                          ===========  ===========  ===========
Distributable Cash per Trust Unit (in
  dollars)..............................  $   1.66689  $   1.72368  $   1.96096
                                          ===========  ===========  ===========
Trust Units Outstanding.................        6,300        6,300        6,300
                                          ===========  ===========  ===========


                      STATEMENT OF ASSETS AND TRUST CORPUS
                                 (IN THOUSANDS)

                                                         DECEMBER 31,
                                                   ------------------------
                                                       1999         1998
                                                   -----------  -----------
                                     ASSETS
Current Assets
     Cash........................................  $        59  $        62
                                                   -----------  -----------
                                                            59           62
                                                   -----------  -----------
Investment in Royalty Interests, at
  cost..........................................       87,276       87,276
Less: Accumulated Amortization..................      (60,889)     (55,058)
                                                  -----------  -----------
                                                       26,387       32,218
                                                  -----------  -----------
                                                  $    26,446  $    32,280
                                                  ===========  ===========

                         TRUST CORPUS
Trust Corpus, 6,300,000 Trust Units
  issued and outstanding........................  $    26,446  $    32,280
                                                  ===========  ===========

                  The accompanying notes are an integral part
                          of the financial statements.

                              SANTA FE ENERGY TRUST
                      STATEMENT OF CHANGES IN TRUST CORPUS
                                 (IN THOUSANDS)

Balance at December 31, 1996.......................  $    48,420
  Cash Proceeds....................................       12,654
  Cash Distributions...............................      (12,354)
  Trust Expenses...................................         (269)
  Amortization of Royalty
     Interests.....................................       (8,400)
                                                     -----------
Balance at December 31, 1997.......................       40,051
  Cash Proceeds....................................       11,009
  Cash Distributions...............................      (10,859)
  Trust Expenses...................................         (265)
  Amortization of Royalty
     Interests.....................................       (7,656)
                                                     -----------
Balance at December 31, 1998.......................       32,280
  Cash Proceeds....................................       10,801
  Cash Distributions...............................      (10,501)
  Trust Expenses...................................         (303)
  Amortization of Royalty
     Interests.....................................       (5,831)
                                                     -----------
Balance at December 31, 1999.......................  $    26,446
                                                     ===========

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

Royalty Interests is recorded using the unit-of-production method in the period in which the cash is received with respect to such production; therefore, a statement of cash flows is not presented.

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

     In 1997, Santa Fe advanced the Trust $250,000 to pay Trust expenses. Such advances were repaid in 1997 and at December 31, 1999 and 1998, respectively, no advance repayments were due to Santa Fe from the Trust.

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") from Santa Fe to the extent it needs such payments to distribute $0.39 per Trust Unit per quarter. Effective July 1, 1999 and as required by the Trust Agreement, the Trust released its Net Profits Royalty interest in the Jeffress field in connection with the sale by Santa Fe of the underlying Net Profits Property. The Trust received 90% of the net proceeds from this sale in the fourth quarter 1999 distribution. As a result of this sale, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.39 per Depositary Unit, a proportionate reduction of the Aggregate Support Payment Limitation Amount from $20.0 million to $19.4 million and a proportionate reduction in the distribution per Depositary Unit over which Santa Fe is entitled to recoup Support Payments from $0.45 per Depositary Unit to $0.44 per Depositary Unit. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped, will be limited to $19,400,000 on a revolving basis. From inception through the end of 1999 the Trust received Support Payments totalling $4,179,000. During 1996, the first six months of 1997 and the fourth quarter of 1999, Santa Fe recouped $3,905,000 of such payments. In the first quarter of 2000, Santa Fe recouped the remaining

                             SANTA FE ENERGY TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Support Payment balance of $274,000. Future recoupment will be made only to the extent of future Support Payments.

(4)  DISTRIBUTIONS TO TRUST UNIT HOLDERS

     The Trust has received royalty payments net of administrative fees paid to Santa Fe and made distributions as follows:

                                        ROYALTY             DISTRIBUTIONS
                                        PAYMENT       -------------------------
                                        RECEIVED      AMOUNT     PER TRUST UNIT
                                        --------      -------    --------------
                                         (IN THOUSANDS, EXCEPT PER UNIT DATA)
1999
     First quarter...................   $  2,520(a)   $ 2,520       $0.40000
     Second quarter..................      2,695(b)     2,520        0.40000
     Third quarter...................      2,570(c)     2,520        0.40000
     Fourth quarter..................      3,016(d)     2,941        0.46689
                                        --------      -------    --------------
                                          10,801       10,501        1.66689
                                        ========      =======    ==============
1998
     First quarter...................   $  3,108      $ 3,058       $0.48539
     Second quarter..................      2,861        2,761        0.43820
     Third quarter...................      2,520        2,520        0.40009
     Fourth quarter..................      2,520(e)     2,520        0.40000
                                        --------      -------    --------------
                                          11,009       10,859        1.72368
                                        ========      =======    ==============
1997
     First quarter...................   $  2,985(f)   $ 2,835       $0.45000
     Second quarter..................      3,881(g)     3,831        0.60812
     Third quarter...................      2,870        2,820        0.44757
     Fourth quarter..................      2,918        2,868        0.45527
                                        --------      -------    --------------
                                          12,654       12,354        1.96096
                                        ========      =======    ==============

------------

(a)  Includes Support Payment of $779,000, or $0.12363 per Trust Unit.
(b)  Includes Support Payment of $691,000, or $0.10981 per Trust Unit.
(c)  Includes Support Payment of $541,000, or $0.08583 per Trust Unit.
(d) Reduced by recoupment of Support Payment of $1,831,000, or $0.29071 per Trust Unit.
(e)  Includes Support Payment of $94,000, or $0.014904 per Trust Unit.
(f) Reduced by recoupment of Support Payment of $912,000, or $0.14473 per Trust Unit.
(g) Reduced by recoupment of Support Payment of $153,000, or $0.02429 per Trust Unit.

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

          SUPPLEMENTAL INFORMATION TO FINANCIAL STATEMENTS (UNAUDITED)

OIL AND GAS RESERVES

     The following table sets forth the Royalty Interests' proved oil and gas reserves (all located in the United States) at December 31, 1999, 1998, 1997 and 1996 prepared by Ryder Scott Company, independent petroleum consultants. Proved reserve quantities for each of the Wasson Royalties are calculated by multiplying the net revenue interest attributable to each of the Wasson Royalties in effect for a given year by the total amount of oil estimated to be economically recoverable from the respective production units, subject to quarterly production limitations and additional "Support Payments." The volume of reserves attributable to the Support Payments is calculated assuming an additional royalty interest in the Wasson ODC property. Reserve quantities are calculated differently for the Net Profits Royalties because such interests do not entitle the Trust to a specific quantity of oil or gas but to the Net Proceeds derived therefrom. Proved reserves attributable to the Net Profits Royalties are calculated by deducting from estimated quantities of oil and gas reserves an amount of oil and gas sufficient, if sold at the prices used in preparing the reserve estimates for the Net Profits Royalties, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Royalties. Accordingly, the reserves presented for the Net Profits Royalties reflect quantities of oil and gas that are free of future costs or expenses if the price and cost assumptions set forth in the applicable reserve report occur.

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

                                                     CRUDE OIL AND   NATURAL GAS
                                                    LIQUIDS (MBBLS)     (MMCF)
                                                    ---------------  -----------
                                                               (UNAUDITED)
Proved reserves at December 31, 1996 ................      4,875        8,908
     Revisions of previous estimates ................        598         (952)
     Extensions, discoveries
        and additions ...............................         23        1,463
     Production .....................................       (678)      (2,675)
                                                          ------       ------
Proved reserves at December 31, 1997 ................      4,818        6,744
     Revisions of previous estimates ................      1,148        2,780
     Extensions, discoveries
        and additions ...............................          9          487
     Production .....................................       (723)      (2,644)
                                                          ------       ------
Proved reserves at December 31, 1998 ................      5,252        7,367
     Revision of previous estimates .................     (1,085)       2,062
     Sales of minerals-in-place .....................        (18)        (833)
     Extensions, discoveries
        and additions ...............................          0            0
     Production .....................................       (718)      (2,160)
                                                          ------       ------
Proved reserves at December 31, 1999 ................      3,431        6,436
                                                          ======       ======
Proved developed reserves at December 31,
     1996 ...........................................      4,875        8,908
     1997 ...........................................      4,816        6,655
     1998 ...........................................      5,252        7,367
     1999 ...........................................      3,431        6,436

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

     The information presented relates to the operations of the Royalty Properties for the calendar years ended December 31, 1999, 1998 and 1997. Proceeds from the sales of production were received by the Trust during the second, third and fourth quarters of the year indicated and the first quarter of the subsequent year.

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

     The information presented with respect to estimated future net revenues and cash flows and the present value thereof is not intended to represent the fair value of oil and gas reserves. Actual future sales prices and production and development costs may vary significantly from those in effect at December 31, 1999, 1998 and 1997 and actual future production may not occur in the periods or amounts projected. This information is presented to allow a reasonable comparison of reserve values prepared using standardized measurement criteria and should be used only for that purpose.

     The standardized measure of discounted future net cash flows from the Royalty Interests' proved oil and gas reserve quantities at December 31, 1999, 1998 and 1997 are presented in the following table (in thousands of dollars):

                                                   DECEMBER 31,
                                       -------------------------------------
                                          1999         1998         1997
                                       -----------  -----------  -----------
                                                    (UNAUDITED)
Net future cash flows................       89,421       61,153       87,909
Discount at 10% for timing of cash
  flows..............................      (28,785)     (18,701)     (30,143)
                                       -----------  -----------  -----------
Standardized measure of discounted
  future net cash flows for proved
  reserves...........................       60,636       42,452       57,766
                                       ===========  ===========  ===========

     As of December 31, 1999 total estimated future net cash flows available for Support Payments were approximately $22.3 million.

     The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands of dollars):

                                          1999         1998         1997
                                       -----------  -----------  -----------
                                                    (UNAUDITED)
Balance at beginning of year.........       42,452       57,766       92,170
                                       -----------  -----------  -----------
     Production, net of related
        property taxes(a)............      (12,852)     (11,369)     (15,077)
     Extensions, discoveries and
        other additions..............            0          984        3,359
     Sales of minerals-in-place......       (1,735)           0            0
     Net changes in prices and
        costs........................       49,405      (20,540)     (37,442)
     Revisions of previous
        estimates....................      (20,455)      10,181        6,382
     Interest factor -- accretion of
        discount.....................        3,821        5,430        8,374
                                       -----------  -----------  -----------
                                            18,184      (15,314)     (34,404)
                                       -----------  -----------  -----------
Balance at end of year...............       60,636       42,452       57,766
                                       ===========  ===========  ===========
------------

(a) Relates to the operations of the Royalty Properties for the calendar years ended December 31, 1999, 1998 and 1997. The proceeds related to such operations were received by the Trust during the second, third and fourth quarters of the year indicated and the first quarter of the subsequent year.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 13TH DAY OF MARCH, 2000.

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