Form 10-Q
period 2000-03-31
SANTA FE ENERGY TRUST
filed 2000-05-11
CIK 893486

________________________________________________________________________________
________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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
       (STATE OR OTHER JURISDICTION          (I.R.S. EMPLOYER
           OF INCORPORATION OR               IDENTIFICATION NO.)
              ORGANIZATION)

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

                                Yes [X] No [ ]

          Depository Units outstanding at April 28, 2000 -- 6,300,000

________________________________________________________________________________
________________________________________________________________________________

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             SANTA FE ENERGY TRUST
         STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                       ----------------------
                                          2000        1999
                                       ----------  ----------
Royalty income
     ODC royalty.....................  $    1,498  $      647
     Willard royalty.................         576         305
     Net profits royalty.............       1,723         848
     Support payment (recoupment)....        (274)        779
                                       ----------  ----------
Total royalties......................       3,523       2,579
Administrative fee to Santa Fe Snyder
  Corp...............................         (61)        (59)
Cash withheld for trust expenses.....        (100)     --
                                       ----------  ----------
Distributable cash...................  $    3,362  $    2,520
                                       ==========  ==========
Distributable cash per trust unit....  $  0.53363  $  0.40000
                                       ==========  ==========
Trust units outstanding..............       6,300       6,300
                                       ==========  ==========

               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                                 (IN THOUSANDS)

                                           MARCH 31,      DECEMBER 31,
                                             2000             1999
                                           ---------      ------------
                                          (UNAUDITED)
               ASSETS
Current assets
  Cash..................................   $       5        $     59
                                           ---------      ------------
Investment in royalty interests, at
cost....................................      87,276          87,276
Less: accumulated amortization..........     (62,235)        (60,889)
                                           ---------      ------------
                                              25,041          26,387
                                           ---------      ------------
                                           $  25,046        $ 26,446
                                           =========      ============
            TRUST CORPUS
Trust corpus, 6,300,000 trust units
  issued and outstanding................   $  25,046        $ 26,446
                                           ---------      ------------
                                           $  25,046        $ 26,446
                                           =========      ============

    The accompanying notes are an integral part of the financial statements.

                             SANTA FE ENERGY TRUST
                STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)
                                 (IN THOUSANDS)

              Balance at December 31, 1998.........  $   32,280
                Cash proceeds......................      10,801
                Cash distributions.................     (10,501)
                Trust expenses.....................        (303)
                Amortization of royalty
                   interests.......................      (5,831)
                                                     ----------
              Balance at December 31, 1999.........      26,446
                Cash proceeds......................       3,462
                Cash distributions.................      (3,362)
                Trust expenses.....................        (154)
                Amortization of royalty
                   interests.......................      (1,346)
                                                     ----------
              Balance at March 31, 2000............  $   25,046
                                                     ==========

    The accompanying notes are an integral part of the financial statements.

                             SANTA FE ENERGY TRUST
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  THE TRUST

     The financial statements at March 31, 2000 and for the three months then ended are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of Santa Fe Snyder Corporation, necessary for a fair presentation of the financial position and cash proceeds and distributable cash of the Santa Fe Energy Trust for the interim periods.

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

sale in the fourth quarter 1999 distribution. As a result of this sale, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.39 per Depositary Unit and a proportionate reduction of the Aggregate Support Payment Limitation Amount from $20.0 million to $19.4 million. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped (Aggregate Support Payment Limitation Amount), is limited to $19.4 million on a revolving basis. From inception through the end of the first quarter 2000, the Trust had received Support Payments totalling $4.2 million. During 1996, 1997 and 1999 Santa Fe recouped $3.9 million of such payments. In the first quarter of 2000, Santa Fe recouped the remaining Support Payment balance of $.3 million.

NOTE 4.  DISTRIBUTION TO TRUST UNIT HOLDERS

     The Trust has received royalty payments net of administrative fees paid to Santa Fe and made distributions as follows:

                                        ROYALTY             DISTRIBUTIONS
                                        PAYMENT       --------------------------
                                        RECEIVED      AMOUNT      PER TRUST UNIT
                                        --------      -------     --------------
                                          (IN THOUSANDS, EXCEPT PER UNIT DATA)

1999
     First quarter...................   $  2,520(a)   $ 2,520        $0.40000
     Second quarter..................      2,695(b)     2,520         0.40000
     Third Quarter...................      2,570(c)     2,520         0.40000
     Fourth quarter..................      3,016(d)     2,941         0.46689
                                        --------      -------     --------------
                                          10,801       10,501         1.66689
                                        ========      =======     ==============
2000
     First quarter...................   $  3,462(e)   $ 3,362        $0.53363

------------

     (a) Includes Support Payment of $779,000, or $0.12363 per Trust Unit.

     (b) Includes Support Payment of $691,000, or $0.10981 per Trust Unit.

     (c) Includes Support Payment of $541,000, or $0.08583 per Trust Unit.

     (d) Reduced by recoupment of Support Payment of $1,831,000, or $0.29071 per Trust Unit.

     (e) Reduced by recoupment of Support Payment of $274,000, or $0.04346 per Trust Unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL; LIQUIDITY AND CAPITAL RESOURCES

     Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992 with Chase Bank of Texas, National Association, formerly Texas Commerce Bank, National Association as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the
"Royalty Properties") conveyed to the Trust by Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. ("Santa Fe"). The Trust is a passive entity with the Trustee's primary responsibility being the collection and distribution of proceeds from the Royalty Interests and the payment of Trust liabilities and expenses (see Note 1 to the interim financial statements of the Trust). The Royalty Interests consist of two term royalty interests in two production units (the Wasson ODC Unit and the Wasson Willard Unit) in the Wasson field in west Texas (the "Wasson Royalties") and a net profits royalty interest (the "Net Profits Royalties") in certain royalty and working interest properties in a diversified portfolio of properties located predominantly in Texas, Louisiana and Oklahoma (the "Net Profits Properties"). Under the terms of the Trust Agreement, the Trustee cannot engage in any other business or commercial activity or acquire any asset other than the Royalty Interests initially conveyed to the Trust. Therefore, the Royalty Interests are the sole source of funds for the Trust from which to pay expenses and liabilities and make distributions to the holders of the Trust Units. The Trust will be liquidated on or before February 15, 2008 (the "Liquidation Date").

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.39 per Trust Unit per quarter. Effective July 1, 1999 and as required by the Trust Agreement, the Trust released its Net Profits Royalty interest in the Jeffress field in connection with the sale by Santa Fe of the underlying Net Profits Property. The Trust received 90% of the net proceeds from this sale in the fourth quarter 1999 distribution. As a result of this sale, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.39 per Depositary Unit, a proportionate reduction of the Aggregate Support Payment Limitation Amount from $20.0 million to $19.4 million and a reduction in the distribution per Depositary Unit over which Santa Fe is entitled to recoup Support Payments from $0.45 per Depositary Unit to $0.44 per Depositary Unit. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of Support Payments, net of any amounts recouped, is limited to $19.4 million on a revolving basis. From inception through the end of the first quarter of 2000, Support Payments received by the Trust totaled $4.2 million. In 1996, 1997 and 1999 Santa Fe recouped $3.9 million of such Support Payments. In the first quarter of 2000, Santa Fe recouped the remaining Support Payment balance of

$.3 million. Future recoupments will be made only to the extent of future Support Payments. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.39 per Trust Unit per quarter.

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

     Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's weighted average crude oil sales price (excluding the effect of Support Payments and recoupments) for the first quarter of 2000 was $21.73 per barrel compared with $10.43 per barrel for the same period in 1999 (see Results of Operations). Crude oil prices with respect to the Trust's results in the second quarter of 2000 averaged $25.11 per barrel on the Royalty Properties.

     Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's weighted average price for natural gas in the first quarter of 2000 was $2.15 per Mcf compared with $1.83 per Mcf received in the first quarter of 1999. Natural gas prices with respect to the Trust's results in the second quarter of 2000 averaged $2.37 per Mcf on the Royalty Properties.

RESULTS OF OPERATIONS

     The Trust's results of operations are dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties.

     Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the second quarter of 2000 reflects revenues received and costs and expenses paid by Santa Fe in the first quarter of 2000. On May 31, 2000, the Trust will make a cash distribution of $3.8 million, or $0.60860 per Trust Unit, to unitholders of record on May 15, 2000.

                                         THREE MONTHS ENDED
                                             MARCH 31,             SECOND
                                       ----------------------     QUARTER
                                          2000        1999          2000
                                       ----------  ----------     --------
VOLUMES AND PRICES
  Oil volumes (Bbls):
     Wasson ODC royalty..............      69,500      65,900       64,700
     Wasson Willard royalty..........      26,700      29,900       22,100
     Net profits royalties...........      56,763      62,997       63,482
     Support payments................      --          71,067        --
  Gas volumes (Mcf):
     Net profits royalties...........     465,740     570,936      487,479
  Oil average prices ($/Bbl):
     Wasson ODC royalty..............  $    23.26  $    10.96     $  27.45
     Wasson Willard royalty..........       23.20       10.91        27.39
     Net profits royalty.............       19.16       11.00        21.94
     Support payments................      --           10.96        --
  Gas average prices ($/Mcf):
     Net profits royalties...........        2.51        1.83         2.37
CASH PROCEEDS AND DISTRIBUTABLE CASH
  (IN THOUSANDS, EXCEPT PER UNIT
  DATA)
  Wasson ODC royalty:
     Sales...........................  $    1,617  $      722     $  1,776
     Operating expenses..............        (119)        (75)        (111)
                                       ----------  ----------     --------
                                            1,498         647        1,665
                                       ----------  ----------     --------
  Wasson Willard royalty:
     Sales...........................         619         326          605
     Operating expenses..............         (43)        (21)         (35)
                                       ----------  ----------     --------
                                              576         305          570
                                       ----------  ----------     --------
  Net profits royalty:
     Sales...........................       2,259       1,892        2,552
     Proceeds from the sale of
       property......................      --          --            --
     Operating expenses..............        (375)       (682)        (694)
     Capital expenditures............        (160)       (362)        (120)
                                       ----------  ----------     --------
                                            1,724         848        1,738
                                       ----------  ----------     --------
  Support payment (recoupment).......        (274)        779        --
                                       ----------  ----------     --------
  Total royalties....................       3,524       2,579        3,973
  Administrative fee to Santa Fe.....         (62)        (59)         (64)
                                       ----------  ----------     --------
  Payment received...................       3,462       2,520        3,909
  Cash withheld for trust expenses...        (100)     --              (75)
                                       ----------  ----------     --------
  Distributable cash.................  $    3,362  $    2,520     $  3,834
                                       ==========  ==========     ========
  Distributable cash per unit........  $  0.53363  $  0.40000     $0.60860
                                       ==========  ==========     ========

     The Trust's weighted average crude oil sales prices were $23.24 per barrel for the Wasson Royalties and $19.16 per barrel for the Net Profits Royalties in the first quarter of 2000 compared with $10.94 per barrel and $11.00 per barrel, respectively, in the first quarter of 1999. Oil prices in the second quarter of 2000 averaged $27.43 per barrel for the Wasson Royalties and $21.94 per barrel for the Net Profits Royalties.

     The weighted average natural gas price in the first quarter of 2000 was $2.51 per Mcf compared with $1.83 per Mcf in the first quarter of 1999. The natural gas price was $2.37 per Mcf in the second quarter of 2000.

     Cash proceeds for the first quarter of 2000 were reduced by $274,000 as Santa Fe recouped the remaining Support Payments. Depending on factors such as sales prices and volumes and level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make a distribution of $0.39 per Trust Unit per quarter. (see -- General; Liquidity and Capital Resources).

     Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures in the Trust's first quarter of 2000 totaled $160,000. Capital expenditures for the second quarter of 2000 total $120,000. Additional capital expenditures of $234,000 are expected by year end. Operating expenses for the Net Profits Royalties averaged $2.79 per barrel of oil equivalent ("BOE") in the first quarter of 2000 compared with $4.31 per BOE in the first quarter of 1999. Operating expenses for the second quarter of 2000 averaged $4.80 per BOE. Operating expenses may fluctuate from quarter to quarter due to the timing of payments.

FORWARD LOOKING STATEMENTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, the words "anticipates," "expects," "believes," "seeks," "goals," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that actual results could differ materially from those projected by such forward-looking statements. Although it is believed that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the time this report is filed with the Securities and Exchange Commission, no assurance can be given that such expectations will prove correct. Factors that could cause results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, the need to develop and replace reserves, the capital expenditures required to fund operations, environmental risks, uncertainties about estimates of reserves, competition and government regulation, and political and litigation risks. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

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
     27        Financial Data Schedule
               (*)  Indicates exhibit filed
                 incorporated herein by reference

(b)  Reports on Form 8-K

     None

                                   SIGNATURE

     Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of May, 2000.

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

Date:  May 11, 2000

     The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.