Form 10-Q
period 2000-06-30
SANTA FE ENERGY TRUST
filed 2000-08-10
CIK 893486

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                            THE CHASE MANHATTAN BANK
                             GLOBAL TRUST SERVICES
                             600 TRAVIS, SUITE 1150
                              HOUSTON, TEXAS 77002
               (ADDRESS OF PRINCIPAL OFFICES, INCLUDING ZIP CODE)

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

                                Yes [X] No [ ]

          Depository Units outstanding at July 31, 2000  -- 6,300,000

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             SANTA FE ENERGY TRUST
         STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                               JUNE 30,                JUNE 30,
                                         --------------------    --------------------
                                           2000        1999        2000        1999
                                         --------    --------    --------    --------
Royalty income
     ODC royalty.....................    $  1,665    $    715    $  3,163    $  1,362
     Willard royalty.................         570         283       1,146         588
     Net profits royalty.............       1,738       1,066       3,461       1,914
     Support payment (recoupment)....       --            692        (274)      1,471
                                         --------    --------    --------    --------
Total royalties......................       3,973       2,756       7,496       5,335
Administrative fee to Santa Fe Snyder
  Corp...............................         (64)        (61)       (125)       (120)
Cash withheld for trust expenses.....         (75)       (175)       (175)       (175)
                                         --------    --------    --------    --------
Distributable cash...................    $  3,834    $  2,520    $  7,196    $  5,040
                                         ========    ========    ========    ========
Distributable cash per trust unit....    $0.60860    $0.40000    $1.14223    $0.80000
                                         ========    ========    ========    ========
Trust units outstanding..............       6,300       6,300       6,300       6,300
                                         ========    ========    ========    ========

               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                                 (IN THOUSANDS)

                                             JUNE 30,         DECEMBER 31,
                                               2000               1999
                                            -----------       ------------
                                            (UNAUDITED)
                       ASSETS
Current assets
  Cash..................................     $     17           $     59
                                             --------           --------
Investment in royalty interests, at
  cost..................................       87,276             87,276
Less: accumulated amortization..........      (63,607)           (60,889)
                                             --------           --------
                                               23,669             26,387
                                             --------           --------
                                             $ 23,686           $ 26,446
                                             ========           ========
                  TRUST CORPUS
Trust corpus, 6,300,000 trust units
  issued and outstanding................     $ 23,686           $ 26,446
                                             --------           --------
                                             $ 23,686           $ 26,446
                                             ========           ========

    The accompanying notes are an integral part of the financial statements.

                             SANTA FE ENERGY TRUST
                STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)
                                 (IN THOUSANDS)

Balance at December 31, 1998.........    $ 32,280
  Cash proceeds......................      10,801
  Cash distributions.................     (10,501)
  Trust expenses.....................        (303)
  Amortization of royalty interests..      (5,831)
                                         --------
Balance at December 31, 1999.........      26,446
  Cash proceeds......................       7,371
  Cash distributions.................      (7,196)
  Trust expenses.....................        (217)
  Amortization of royalty interests..      (2,718)
                                         --------
Balance at June 30, 2000.............    $ 23,686
                                         ========

    The accompanying notes are an integral part of the financial statements.

                             SANTA FE ENERGY TRUST
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  THE TRUST

     The financial statements at June 30, 2000 and for the three and six months then ended are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of Santa Fe Snyder Corporation, necessary for a fair presentation of the financial position and cash proceeds and distributable cash of the Santa Fe Energy Trust for the interim periods.

     Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992, with The Chase Manhattan Bank successor by merger to, Chase Bank of Texas, National Association, formerly known as Texas Commerce Bank, National Association, as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the "Royalty Properties") conveyed to the Trust by Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. ("Santa Fe"). The Royalty Interests consist of two term royalty interests in two production units in the Wasson field in west Texas (the "Wasson Royalties") and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in twelve states (the "Net Profits Royalties"). The Royalty Interests are passive in nature and the Trustee has no control over or responsibility relating to the operation of the Royalty Properties. The Trust will be liquidated on February 15, 2008 (the "Liquidation Date").

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

sale in the fourth quarter 1999 distribution. As a result of this sale, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.39 per Depositary Unit and a proportionate reduction of the Aggregate Support Payment Limitation Amount from $20.0 million to $19.4 million. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped (Aggregate Support Payment Limitation Amount), is limited to $19.4 million on a revolving basis. From inception, the Trust has received Support Payments totalling $4.2 million. Santa Fe has recouped all of such payments.

NOTE 4.  DISTRIBUTION TO TRUST UNIT HOLDERS

     The Trust has received royalty payments net of administrative fees paid to Santa Fe and made distributions as follows:

                                    ROYALTY               DISTRIBUTIONS
                                    PAYMENT        ---------------------------
                                    RECEIVED       AMOUNT       PER TRUST UNIT
                                    --------       -------      --------------
                                       (IN THOUSANDS, EXCEPT PER UNIT DATA)

1999
     First quarter..............    $ 2,520(a)     $ 2,520         $0.40000
     Second quarter.............      2,695(b)       2,520          0.40000
     Third Quarter..............      2,570(c)       2,520          0.40000
     Fourth quarter.............      3,016(d)       2,941          0.46689
                                    -------        -------         --------
                                     10,801         10,501          1.66689
                                    =======        =======         ========
2000
     First quarter..............    $ 3,462(e)     $ 3,362         $0.53363
     Second quarter.............      3,909          3,834          0.60860

------------

     (a) Includes Support Payment of $779,000, or $0.12363 per Trust Unit.

     (b) Includes Support Payment of $ 691,000, or $0.10981 per Trust Unit.

     (c) Includes Support Payment of $541,000, or $0.08583 per Trust Unit.

     (d) Reduced by recoupment of Support Payment of $1,831,000, or $0.29071 per Trust Unit.

     (e) Reduced by recoupment of Support Payment of $274,000, or $0.04346 per Trust Unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL; LIQUIDITY AND CAPITAL RESOURCES

     Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992 with The Chase Manhattan Bank, successor by merger to, Chase Bank of Texas, National Association, formerly known as Texas Commerce Bank, National Association as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the "Royalty Properties") conveyed to the Trust by Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. ("Santa Fe"). The Trust is a passive entity with the Trustee's primary responsibility being the collection and distribution of proceeds from the Royalty Interests and the payment of Trust liabilities and expenses (see Note 1 to the interim financial statements of the Trust). The Royalty Interests consist of two term royalty interests in two production units (the Wasson ODC Unit and the Wasson Willard Unit) in the Wasson field in west Texas (the "Wasson Royalties") and a net profits royalty interest (the "Net Profits Royalties") in certain royalty and working interest properties in a diversified portfolio of properties located predominantly in Texas, Louisiana and Oklahoma (the "Net Profits Properties"). Under the terms of the Trust Agreement, the Trustee cannot engage in any other business or commercial activity or acquire any asset other than the Royalty Interests initially conveyed to the Trust. Therefore, the Royalty Interests are the sole source of funds for the Trust from which to pay expenses and liabilities and make distributions to the holders of the Trust Units. The Trust will be liquidated on or before February 15, 2008 (the "Liquidation Date").

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.39 per Trust Unit per quarter. Effective July 1, 1999 and as required by the Trust Agreement, the Trust released its Net Profits Royalty interest in the Jeffress field in connection with the sale by Santa Fe of the underlying Net Profits Property. The Trust received 90% of the net proceeds from this sale in the fourth quarter 1999 distribution. As a result of this sale, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.39 per Depositary Unit, a proportionate reduction of the Aggregate Support Payment Limitation Amount from $20.0 million to $19.4 million and a reduction in the distribution per Depositary Unit over which Santa Fe is entitled to recoup Support Payments from $0.45 per Depositary Unit to $0.44 per Depositary Unit. Such Support Payments are limited to Santa Fe's remaining royalty interest in the Wasson ODC Unit. If Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of Support Payments, net of any amounts recouped, is limited to $19.4 million on a revolving basis. From inception, Support Payments received by the Trust totaled $4.2 million. Santa Fe has recouped all of such Support Payments. Future recoupments will be made only to the extent of future Support Payments. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.39 per Trust Unit per quarter.

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

     Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's weighted average crude oil sales price (excluding the effect of Support Payments and recoupments) for the second quarter of 2000 was $25.11 per barrel compared with $10.43 per barrel for the same period in 1999 (see Results of Operations). Crude oil prices with respect to the Trust's results in the third quarter of 2000 averaged $26.01 per barrel on the Royalty Properties.

     Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's weighted average price for natural gas in the second quarter of 2000 was $2.37 per Mcf compared with $1.94 per Mcf received in the second quarter of 1999. Natural gas prices with respect to the Trust's results in the third quarter of 2000 averaged $2.46 per Mcf on the Royalty Properties.

RESULTS OF OPERATIONS

     The Trust's results of operations are dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties.

     Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Santa Fe. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the third quarter of 2000 reflects revenues received and costs and expenses paid by Santa Fe in the second quarter of 2000. On August 31, 2000, the Trust will make a cash distribution of $3.9 million, or $0.61512 per Trust Unit, to unitholders of record on August 14, 2000.

                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                               JUNE 30,                    JUNE 30,               THIRD
                                        ----------------------      -----------------------      QUARTER
                                          2000          1999          2000           1999          2000
                                        --------      --------      ---------      --------      --------
VOLUMES AND PRICES
  Oil volumes (Bbls):
     Wasson ODC royalty..............     64,700        69,500        134,200       135,400        64,700
     Wasson Willard royalty..........     22,100        26,700         48,800        56,600        22,100
     Net profits royalties...........     63,482        60,074        120,245       123,071        58,788
     Support payments................      --           60,629          --          131,696         --
  Gas volumes (Mcf):
     Net profits royalties...........    487,479       596,545        953,219     1,167,481       456,724
  Oil average prices ($/Bbl):
     Wasson ODC royalty..............   $  27.45      $  11.41      $   25.28      $  11.19      $  27.03
     Wasson Willard royalty..........      27.39         11.36          25.10         11.12         26.93
     Net profits royalty.............      21.94          8.89          20.63          9.97         24.55
     Support payments................      --            11.41          --            11.17         --
  Gas average prices ($/Mcf):
     Net profits royalties...........       2.37          1.94           2.44          1.89          2.46
CASH PROCEEDS AND DISTRIBUTABLE
  CASH (IN THOUSANDS, EXCEPT PER UNIT
  DATA)
  Wasson ODC royalty:
     Sales...........................   $  1,776      $    793      $   3,393      $  1,515      $  1,749
     Operating expenses..............       (111)          (78)          (230)         (153)         (107)
                                        --------      --------      ---------      --------      --------
                                           1,665           715          3,163         1,362         1,642
                                        --------      --------      ---------      --------      --------
  Wasson Willard royalty:
     Sales...........................        605           303          1,224           629           595
     Operating expenses..............        (35)          (20)           (78)          (41)          (30)
                                        --------      --------      ---------      --------      --------
                                             570           283          1,146           588           565
                                        --------      --------      ---------      --------      --------
  Net profits royalty:
     Sales...........................      2,552         1,692          4,811         3,584         2,568
     Operating expenses..............       (694)         (577)        (1,070)       (1,259)         (613)
     Capital expenditures............       (120)          (49)          (280)         (411)         (173)
                                        --------      --------      ---------      --------      --------
                                           1,738         1,066          3,461         1,914         1,782
                                        --------      --------      ---------      --------      --------
  Support payment (recoupment).......      --              692           (274)        1,471         --
                                        --------      --------      ---------      --------      --------
  Total royalties....................      3,973         2,756          7,496         5,335         3,989
  Administrative fee to Santa Fe.....        (64)          (61)          (125)         (120)          (64)
                                        --------      --------      ---------      --------      --------
  Payment received...................      3,909         2,695          7,371         5,215         3,925
  Cash withheld for trust expenses...        (75)         (175)          (175)         (175)          (50)
                                        --------      --------      ---------      --------      --------
  Distributable cash.................   $  3,834      $  2,520      $   7,196      $  5,040      $  3,875
                                        ========      ========      =========      ========      ========
  Distributable cash per unit........   $0.60860      $0.40000      $ 1.14223      $0.80000      $0.61512
                                        ========      ========      =========      ========      ========

     The Trust's weighted average crude oil sales prices were $27.43 per barrel for the Wasson Royalties and $21.94 per barrel for the Net Profits Royalties in the second quarter of 2000 compared with $11.40 per barrel and $8.89 per barrel, respectively, in the second quarter of 1999. Weighted average crude oil prices for the first six months of 2000 were $25.23 per barrel for the Wasson Royalties and $20.63 per barrel for Net Profits Royalties compared with $11.17 per barrel and $9.97 per barrel, respectively, for the same period in 1999. Oil prices in the third quarter of 2000 were $27.00 per barrel for the Wasson Royalties and $24.55 per barrel for the Net Profits Royalties.

     The weighted average natural gas price in the second quarter of 2000 was $2.37 per Mcf compared to $1.94 per Mcf in the second quarter of 1999. The weighted average natural gas price was $2.44 per Mcf in the first six months of 2000 compared with $1.89 per Mcf for the same period in 1999. The natural gas price was $2.46 per Mcf in the third quarter of 2000.

     Cash proceeds for the first quarter of 2000 were reduced by $274,000 as Santa Fe recouped the remaining Support Payments. Cash proceeds for the first and second quarters of 1999 include Support Payments of $779,000 and $691,000 respectively. Crude oil volumes for the first and second quarters of 1999 include 71,067 and 60,629 barrels, respectively, attributable to the Support Payments. Depending on factors such as sales prices and volumes and level of operating costs and capital expenditures. Support Payments may be required in subsequent quarters to allow the Trust to make a distribution of $0.39 per Trust Unit per quarter. (see -- General; Liquidity and Capital Resources).

     Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures in the Trust's first, second and third quarters of 2000 totaled $160,000, $120,000 and $172,000, respectively. Additional capital expenditures of $88,000 are expected for the fourth quarter of 2000. Operating expenses for the Net Profits Royalties averaged $4.80 per barrel of oil equivalent ("BOE") in the second quarter of 2000 compared with $3.61 per BOE in the second quarter of 1999. Operating expenses for the third quarter of 2000 averaged $3.83 per BOE. Operating expenses may fluctuate from quarter to quarter due to the timing of payments.

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

                                    PART II
                               OTHER INFORMATION

ITEMS 1, 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

                                                         SEC FILE OR
                                                        REGISTRATION     EXHIBIT
                                                           NUMBER        NUMBER
                                                        ------------     -------
      3(a)*    Form of Trust Agreement of Santa Fe
                 Energy Trust.......................      33-51760         3.1
      4(a)*    Form of Custodial Deposit
                 Agreement..........................      33-51760         4.2
      4(b)*    Form of Secure Principal Energy
                 Receipt (included as Exhibit A to        33-51760         4.1
                 Exhibit 4(a))......................
     10(a)*    Form of Net Profits Conveyance
                 (Multi-State)......................      33-51760        10.1
     10(b)*    Form of Wasson Conveyance............      33-51760        10.2
     10(c)*    Form of Louisiana Mortgage...........      33-51760        10.3
     27        Financial Data Schedule
               (*)  Indicates exhibit filed
                 incorporated herein by reference

(b)  Reports on Form 8-K

     None

                                   SIGNATURE

     Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of August, 2000.

                                       SANTA FE ENERGY TRUST
                                                      (REGISTRANT)

                                       By  THE CHASE MANHATTAN BANK, TRUSTEE

                                       By           /s/  PETE FOSTER
                                           -------------------------------------
                                                        PETE FOSTER
                                           SENIOR VICE PRESIDENT & TRUST OFFICER

Date:  August 10, 2000

     The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.