Form 10-Q
period 2000-09-30
SANTA FE ENERGY TRUST
filed 2000-11-13
CIK 893486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                Yes [X] No [ ]

         Depository Units outstanding at October 31, 2000 -- 6,300,000

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             SANTA FE ENERGY TRUST
         STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                            SEPTEMBER 30,           SEPTEMBER 30,
                                         --------------------    --------------------
                                           2000        1999        2000        1999
                                         --------    --------    --------    --------
Royalty income
     ODC royalty.....................    $  1,642    $  1,022    $  4,805    $  2,384
     Willard royalty.................         565         393       1,711         981
     Net profits royalty.............       1,782         675       5,243       2,589
     Support payment (recoupment)....        --           541        (274)      2,012
                                         --------    --------    --------    --------
Total royalties......................       3,989       2,631      11,485       7,966
Administrative fee to Devon Energy
  Corp...............................         (64)        (61)       (189)       (181)
Cash withheld for trust expenses.....         (50)        (50)       (225)       (225)
                                         --------    --------    --------    --------
Distributable cash...................    $  3,875    $  2,520    $ 11,071    $  7,560
                                         ========    ========    ========    ========
Distributable cash per trust unit....    $0.61512    $0.40000    $1.75735    $1.20000
                                         ========    ========    ========    ========
Trust units outstanding..............       6,300       6,300       6,300       6,300
                                         ========    ========    ========    ========

               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                                 (IN THOUSANDS)

                                            SEPTEMBER 30,       DECEMBER 31,
                                                2000                1999
                                            -------------       ------------
                                            (UNAUDITED)
                                   ASSETS
Current assets
  Cash..................................      $     16            $     59
                                              --------            --------
Investment in royalty interests, at
  cost..................................        87,276              87,276
Less: accumulated amortization..........       (64,900)            (60,889)
                                              --------            --------
                                                22,376              26,387
                                              --------            --------
                                              $ 22,392            $ 26,446
                                              ========            ========
                                TRUST CORPUS
Trust corpus, 6,300,000 trust units
  issued and outstanding................      $ 22,392            $ 26,446
                                              --------            --------
                                              $ 22,392            $ 26,446
                                              ========            ========

    The accompanying notes are an integral part of the financial statements.

                             SANTA FE ENERGY TRUST
                STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)
                                 (IN THOUSANDS)

Balance at December 31, 1998.........    $ 32,280
  Cash proceeds......................      10,801
  Cash distributions.................     (10,501)
  Trust expenses.....................        (303)
  Amortization of royalty interests..      (5,831)
                                         --------
Balance at December 31, 1999.........      26,446
  Cash proceeds......................      11,296
  Cash distributions.................     (11,071)
  Trust expenses.....................        (268)
  Amortization of royalty interests..      (4,011)
                                         --------
Balance at September 30, 2000........    $ 22,392
                                         ========

    The accompanying notes are an integral part of the financial statements.

                             SANTA FE ENERGY TRUST
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  THE TRUST

     The financial statements at September 30, 2000 and for the three and nine months September 30, 2000 and 1999, are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of Devon Energy Corporation, necessary for a fair presentation of the financial position and cash proceeds and distributable cash of the Santa Fe Energy Trust for the interim periods.

     Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992, with The Chase Manhattan Bank successor by merger to, Chase Bank of Texas, National Association, formerly known as Texas Commerce Bank, National Association, as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the "Royalty Properties") conveyed to the Trust by Devon Energy Corporation ("Devon"), successor by merger to, Santa Fe Snyder Corporation, formerly known as Santa Fe Energy Resources, Inc. The Royalty Interests consist of two term royalty interests in two production units in the Wasson field in west Texas (the "Wasson Royalties") and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in twelve states (the "Net Profits Royalties"). The Royalty Interests are passive in nature and the Trustee has no control over or responsibility relating to the operation of the Royalty Properties. The Trust will be liquidated on February 15, 2008 (the "Liquidation Date").

     In November 1992, 5,725,000 Depository Units, each consisting of beneficial ownership of one unit of undivided beneficial interest in the Trust ("Trust Units") and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation maturing on or about February 15, 2008, were sold in a public offering for $20 per Depository Unit. A total of $114.5 million was received from public investors, of which $38.7 million was used to purchase the Treasury obligations and $5.7 million was used to pay underwriting commissions and discounts. Devon received the remaining $70.1 million and 575,000 Depository Units. In the first quarter of 1994 Devon sold in a public offering the 575,000 Depository Units which it held.

     The trust agreement under which the Trust was formed (the "Trust Agreement") provides, among other things, that:

          o the Trustee shall not engage in any business or commercial activity or acquire any asset other than the Royalty Interests initially conveyed to the Trust;

          o the Trustee may not sell all or any portion of the Wasson Royalties or substantially all of the Net Profits Royalties without the prior consent of Devon;

          o Devon may sell the Royalty Properties, subject to and burdened by the Royalty Interests, without consent of the holders of the Trust Units; following any such transfer, the Royalty Properties will continue to be burdened by the Royalty Interests and after any such transfer the royalty payment attributable to the transferred property will be calculated separately and paid by the transferee;

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

                             SANTA FE ENERGY TRUST
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 2.  BASIS OF ACCOUNTING

     The financial statements of the Trust are prepared on the cash basis of accounting for revenues and expenses. Royalty income is recorded when received (generally during the quarter following the end of the quarter in which the income from the Royalty Properties is received by Devon) and is net of any cash basis exploration and development expenditures and amounts reserved for any future exploration and development costs. Expenses of the Trust, which will include accounting, engineering, legal, and other professional fees, Trustee fees, an administrative fee paid to Devon and out-of-pocket expenses, are recognized when paid. Under generally accepted accounting principles, revenues and expenses would be recognized on an accrual basis. Amortization of the Trust's investment in Royalty Interests is recorded using the unit-of-production method in the period in which the cash is received with respect to such production.

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

NOTE 3.  THE ROYALTY INTERESTS

     The Wasson Royalties consist of interests conveyed out of Devon's royalty interest in the Wasson ODC Unit (the "ODC Royalty") and the Wasson Willard Unit (the "Willard Royalty"). The ODC Royalty entitles the Trust to receive quarterly royalty payments with respect to 12.3934% of the actual gross oil production from the Wasson ODC Unit, subject to certain quarterly limitations set forth in the conveyance agreement, for the period from November 1, 1992 to December 31, 2007. The Willard Royalty entitles the Trust to receive quarterly royalty payments with respect to 6.8355% of the actual gross oil production from the Wasson Willard Unit, subject to certain quarterly limitations set forth in the conveyance agreement, for the period from November 1, 1992 to December 31, 2003.

     The Net Profits Royalties entitle the Trust to receive, on a quarterly basis, 90% of the net proceeds, as defined in the conveyance agreement, from the sale of production from the properties subject to the conveyance agreement. The Net Profits Royalties are not limited in term, although the Trustee is required to sell such royalties prior to the Liquidation Date.

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.39 per Trust Unit per quarter ("Minimum Quarterly Royalty"). Effective July 1, 1999 and as required by the Trust Agreement, the Trust released its Net Profits Royalty interest in the Jeffress field in connection with the sale by Devon of the underlying Net Profits Property. The Trust received 90% of the net proceeds from this sale in the fourth quarter 1999 distribution. As a result of this sale, there was a proportionate reduction of the

                             SANTA FE ENERGY TRUST
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.39 per Depositary Unit and a proportionate reduction of the Aggregate Support Payment Limitation Amount from $20.0 million to $19.4 million. Such Support Payments are limited to Devon's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped (Aggregate Support Payment Limitation Amount), is limited to $19.4 million on a revolving basis. From inception, the Trust has received Support Payments totalling $4.2 million. Devon has recouped all of such payments.

NOTE 4.  DISTRIBUTION TO TRUST UNIT HOLDERS

     The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

                                         ROYALTY               DISTRIBUTIONS
                                         PAYMENT        ---------------------------
                                         RECEIVED       AMOUNT       PER TRUST UNIT
                                         --------       -------      --------------
                                            (IN THOUSANDS, EXCEPT PER UNIT DATA)
1999
     First quarter...................    $ 2,520(a)     $ 2,520         $0.40000
     Second quarter..................      2,695(b)       2,520          0.40000
     Third Quarter...................      2,570(c)       2,520          0.40000
     Fourth quarter..................      3,016(d)       2,941          0.46689
                                         -------        -------         --------
                                          10,801         10,501          1.66689
                                         =======        =======         ========
2000
     First quarter...................    $ 3,462(e)     $ 3,362         $0.53363
     Second quarter..................      3,909          3,834          0.60860
     Third quarter...................      3,925          3,875          0.61512

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

     (d) Reduced by recoupment of Support Payment of $1,831,000, or $0.29071 per Trust Unit.

     (e) Reduced by recoupment of Support Payment of $274,000, or $0.04346 per Trust Unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL; LIQUIDITY AND CAPITAL RESOURCES

     Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992 with The Chase Manhattan Bank, successor by merger to, Chase Bank of Texas, National Association, formerly known as Texas Commerce Bank, National Association as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the "Royalty Properties") conveyed to the Trust by Devon Energy Corporation ("Devon"), successor by merger to, Santa Fe Snyder Corporation, formerly known as Santa Fe Energy Resources, Inc. The Trust is a passive entity with the Trustee's primary responsibility being the collection and distribution of proceeds from the Royalty Interests and the payment of Trust liabilities and expenses (see Note 1 to the interim financial statements of the Trust). The Royalty Interests consist of two term royalty interests in two production units (the Wasson ODC Unit and the Wasson Willard
Unit) in the Wasson field in west Texas (the "Wasson Royalties") and a net profits royalty interest (the "Net Profits Royalties") in certain royalty and working interest properties in a diversified portfolio of properties located predominantly in Texas, Louisiana and Oklahoma (the "Net Profits Properties"). Under the terms of the Trust Agreement, the Trustee cannot engage in any other business or commercial activity or acquire any asset other than the Royalty Interests initially conveyed to the Trust. Therefore, the Royalty Interests are the sole source of funds for the Trust from which to pay expenses and liabilities and make distributions to the holders of the Trust Units. The Trust will be liquidated on or before February 15, 2008 (the "Liquidation Date").

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.39 per Trust Unit per quarter. Effective July 1, 1999 and as required by the Trust Agreement, the Trust released its Net Profits Royalty interest in the Jeffress field in connection with the sale by Devon of the underlying Net Profits Property. The Trust received 90% of the net proceeds from this sale in the fourth quarter 1999 distribution. As a result of this sale, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.39 per Depositary Unit, a proportionate reduction of the Aggregate Support Payment Limitation Amount from $20.0 million to $19.4 million and a reduction in the distribution per Depositary Unit over which Devon is entitled to recoup Support Payments from $0.45 per Depositary Unit to $0.44 per Depositary Unit. Such Support Payments are limited to Devon's remaining royalty interest in the Wasson ODC Unit. If Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of Support Payments, net of any amounts recouped, is limited to $19.4 million on a revolving basis. From inception, Support Payments received by the Trust totaled $4.2 million. Devon has recouped all of such Support Payments. Future recoupments will be made only to the extent of future Support Payments. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.39 per Trust Unit per quarter.

     Trust expenses include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and other out-of-pocket expenses. From time to time Devon may, at its sole discretion and without any obligation to do so, advance funds to the Trust for the timely payment of such expenses and receive reimbursement therefor in later periods. In addition, the Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that such borrowings are repaid in full prior to making further distributions to the holders of the Trust Units. Currently there are no such borrowings outstanding or contemplated other than the above-described advances which Devon has made or may continue to make.

     Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's weighted average crude oil sales price (excluding the effect of Support Payments and recoupments) for the third quarter of 2000 was $26.01 per barrel compared with $14.47 per barrel for the same period in 1999 (see Results of Operations). Crude oil prices with respect to the Trust's results in the fourth quarter of 2000 averaged $28.49 per barrel on the Royalty Properties.

     Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's weighted average price for natural gas in the third quarter of 2000 was $2.46 per Mcf compared with $1.71 per Mcf received in the third quarter of 1999. Natural gas prices with respect to the Trust's results in the fourth quarter of 2000 averaged $3.48 per Mcf on the Royalty Properties.

RESULTS OF OPERATIONS

     The Trust's results of operations are dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties.

     Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the fourth quarter of 2000 reflects revenues received and costs and expenses paid by Devon in the third quarter of 2000. On November 30, 2000, the Trust will make a cash distribution of $4.6 million, or $0.73509 per Trust Unit, to unitholders of record on November 14, 2000.

                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                            SEPTEMBER 30,                SEPTEMBER 30,             FOURTH
                                        ----------------------      ------------------------      QUARTER
                                          2000          1999          2000           1999           2000
                                        --------      --------      ---------      ---------      --------
VOLUMES AND PRICES
  Oil volumes (Bbls):
     Wasson ODC royalty..............     64,700        69,500        198,900        204,900        64,700
     Wasson Willard royalty..........     22,100        26,700         70,900         83,300        22,100
     Net profits royalties...........     58,788        60,561        179,033        183,632        56,002
     Support payments................       --          33,605           --          165,301          --
  Gas volumes (Mcf):
     Net profits royalties...........    456,724       640,097      1,409,943      1,807,578       486,894
  Oil average prices ($/Bbl):
     Wasson ODC royalty..............   $  27.03      $  16.09      $   25.85      $   12.85      $  30.37
     Wasson Willard royalty..........      26.93         16.04          25.67          12.70         30.33
     Net profits royalty.............      24.55         11.93          21.92          10.61         25.59
     Support payments................       --           16.09           --            12.17          --
  Gas average prices ($/Mcf):
     Net profits royalties...........       2.46          1.71           2.45           1.82          3.48
CASH PROCEEDS AND DISTRIBUTABLE
  CASH (IN THOUSANDS, EXCEPT PER UNIT
  DATA)
  Wasson ODC royalty:
     Sales...........................   $  1,749      $  1,118      $   5,142      $   2,633      $  1,965
     Operating expenses..............       (107)          (96)          (337)          (249)         (117)
                                        --------      --------      ---------      ---------      --------
                                           1,642         1,022          4,805          2,384         1,848
                                        --------      --------      ---------      ---------      --------
  Wasson Willard royalty:
     Sales...........................        595           428          1,819          1,057           670
     Operating expenses..............        (30)          (35)          (108)           (76)          (34)
                                        --------      --------      ---------      ---------      --------
                                             565           393          1,711            981           636
                                        --------      --------      ---------      ---------      --------
  Net profits royalty:
     Sales...........................      2,568         1,816          7,379          5,400         3,131
     Operating expenses..............       (613)         (816)        (1,683)        (2,075)         (691)
     Capital expenditures............       (173)         (325)          (453)          (736)         (179)
                                        --------      --------      ---------      ---------      --------
                                           1,782           675          5,243          2,589         2,261
                                        --------      --------      ---------      ---------      --------
  Support payment (recoupment).......       --             541           (274)         2,012          --
                                        --------      --------      ---------      ---------      --------
  Total royalties....................      3,989         2,631         11,485          7,966         4,745
  Administrative fee to Devon........        (64)          (61)          (189)          (181)          (64)
                                        --------      --------      ---------      ---------      --------
  Payment received...................      3,925         2,570         11,296          7,785         4,681
  Cash withheld for trust expenses...        (50)          (50)          (225)          (225)          (50)
                                        --------      --------      ---------      ---------      --------
  Distributable cash.................   $  3,875      $  2,520      $  11,071      $   7,560      $  4,631
                                        ========      ========      =========      =========      ========
  Distributable cash per unit........   $0.61512      $0.40000      $ 1.75735      $ 1.20000      $0.73509
                                        ========      ========      =========      =========      ========

     The Trust's weighted average crude oil sales prices were $27.00 per barrel for the Wasson Royalties and $24.55 per barrel for the Net Profits Royalties in the third quarter of 2000 compared with $16.08 per barrel and $11.93 per barrel, respectively, in the third quarter of 1999. Weighted average crude oil prices for the first nine months of 2000 were $25.80 per barrel for the Wasson Royalties and $21.92 per barrel for Net Profits Royalties compared with $12.81 per barrel and $10.61 per barrel, respectively, for the same period in 1999. Oil prices in the fourth quarter of 2000 averaged $30.36 per barrel for the Wasson Royalties and $25.59 per barrel for the Net Profits Royalties.

     The weighted average natural gas price in the third quarter of 2000 was $2.46 per Mcf compared to $1.71 per Mcf in the third quarter of 1999. The weighted average natural gas price was $2.45 per Mcf in the first nine months of 2000 compared with $1.82 per Mcf for the same period in 1999. The natural gas price was $3.48 per Mcf in the fourth quarter of 2000.

     Cash proceeds for the first nine months of 2000 were reduced by $274,000 as Devon recouped the remaining Support Payments. Cash proceeds for the first nine months of 1999 include Support Payments of $2.0 million. Crude oil volumes for the first nine months of 1999 include 165,301 barrels, attributable to the Support Payments. Depending on factors such as sales prices and volumes and level of operating costs and capital expenditures. Support Payments may be required in subsequent quarters to allow the Trust to make a distribution of $0.39 per Trust Unit per quarter. (see -- General; Liquidity and Capital Resources).

     Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures in the Trust's first nine months of 2000 totaled $453,000. Capital expenditures for the fourth quarter of 2000 are $179,000. Operating expenses for the Net Profits Royalties averaged $4.54 per barrel of oil equivalent ("BOE") in the third quarter of 2000 compared with $4.88 per BOE in the third quarter of 1999. Operating expenses for the fourth quarter of 2000 averaged $5.04 per BOE. Operating expenses may fluctuate from quarter to quarter due to the timing of payments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURES ABOUT MARKET RISK

     Production attributable to Devon's royalty interest in the Wasson ODC Unit and the Wasson Willard Unit is marketed by Devon and is in some cases sold at the wellhead at market responsive prices and in other cases is traded at points within common carrier pipeline systems.

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

                                    PART II
                               OTHER INFORMATION

ITEMS 1, 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

                                                            SEC FILE OR
                                                           REGISTRATION     EXHIBIT
                                                              NUMBER        NUMBER
                                                           ------------     -------
      3(a)*       Form of Trust Agreement of Santa Fe        33-51760         3.1
                    Energy Trust.......................
      4(a)*       Form of Custodial Deposit                  33-51760         4.2
                    Agreement..........................
      4(b)*       Form of Secure Principal Energy            33-51760         4.1
                    Receipt (included as Exhibit A to
                    Exhibit 4(a))......................
     10(a)*       Form of Net Profits Conveyance             33-51760        10.1
                    (Multi-State)......................
     10(b)*       Form of Wasson Conveyance............      33-51760        10.2
     10(c)*       Form of Louisiana Mortgage...........      33-51760        10.3
     27           Financial Data Schedule
                  (*)  Indicates exhibit filed
                    incorporated herein by reference

(b)  Reports on Form 8-K

     None

                                   SIGNATURE

     Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2000.

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

Date:  November 9, 2000

     The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.