Form 10-Q
period 2001-03-31
SANTA FE ENERGY TRUST
filed 2001-05-15
CIK 893486

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

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
    (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
    Incorporation or Organization)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section[nb]13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/  No / /

           Depository Units outstanding at April 30, 2001--6,300,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             SANTA FE ENERGY TRUST
         STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Royalty income
  ODC royalty...............................................  $  1,796   $  1,498
  Willard royalty...........................................       635        576
  Net profits royalty.......................................     2,109      1,723
  Support recoupment........................................        --       (274)
                                                              --------   --------
Total royalties.............................................     4,540      3,523
Administrative fee to Devon Energy Corporation..............       (64)       (61)
Cash withheld for trust expenses............................       (50)      (100)
                                                              --------   --------
Distributable cash..........................................  $  4,426   $  3,362
                                                              ========   ========
Distributable cash per trust unit...........................  $0.70255   $0.53363
                                                              ========   ========
Trust units outstanding.....................................     6,300      6,300
                                                              ========   ========

         STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets--cash........................................    $     10      $     36
                                                                --------      --------
Investment in royalty interests, at cost....................      87,276        87,276
Less: accumulated amortization..............................     (67,061)      (66,219)
                                                                --------      --------
                                                                  20,215        21,057
                                                                --------      --------
Total assets................................................    $ 20,225      $ 21,093
                                                                ========      ========

                                      TRUST CORPUS
Trust corpus, 6,300,000 trust units issued and
  outstanding...............................................    $ 20,225      $ 21,093
                                                                ========      ========

    The accompanying notes are an integral part of the financial statements.

                             SANTA FE ENERGY TRUST
               STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)

Balance at December 31, 1999................................  $26,446
  Cash proceeds.............................................    3,462
  Cash distributions........................................   (3,362)
  Trust expenses............................................     (154)
  Amortization of royalty interests.........................   (1,346)
                                                              -------
Balance at March 31, 2000...................................   25,046
                                                              =======

Balance at December 31, 2000................................   21,093
  Cash proceeds.............................................    4,476
  Cash distributions........................................   (4,426)
  Trust expenses............................................      (76)
  Amortization of royalty interests.........................     (842)
                                                              -------
Balance at March 31, 2001...................................  $20,225
                                                              =======

    The accompanying notes are an integral part of the financial statements.

                             SANTA FE ENERGY TRUST

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. THE TRUST

    The financial statements at March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of Devon Energy Corporation, necessary for a fair presentation of the financial position and cash proceeds and distributable cash of the Santa Fe Energy Trust for the interim periods.

    Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992, with The Chase Manhattan Bank, successor by merger to Chase Bank of Texas, National Association, formerly Texas Commerce Bank, National Association, as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the "Royalty Properties") conveyed to the Trust by Devon SFS Operating, Inc. ("Devon") formerly known as Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. The Royalty Interests consist of two term royalty interests in two production units in the Wasson field in west Texas (the "Wasson Royalties") and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in twelve states (the "Net Profits Royalties"). The Royalty Interests are passive in nature and the Trustee has no control over or responsibility relating to the operation of the Royalty Properties. The Trust will be liquidated on February 15, 2008 (the "Liquidation Date").

    In November 1992, 5,725,000 Depository Units, each consisting of beneficial ownership of one unit of undivided beneficial interest in the Trust ("Trust Units") and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation maturing on or about February 15, 2008, were sold in a public offering for $20 per Depository Unit. A total of $114.5 million was received from public investors, of which $38.7 million was used to purchase the Treasury obligations and $5.7 million was used to pay underwriting commissions and discounts. Devon received the remaining $70.1 million and 575,000 Depository Units. In the first quarter of 1994, Devon sold, in a public offering, the 575,000 Depository Units which it held.

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

                             SANTA FE ENERGY TRUST

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

NOTE 2. BASIS OF ACCOUNTING

    The financial statements of the Trust are prepared on the cash basis of accounting for revenues and expenses. Royalty income is recorded when received (generally during the quarter following the end of the quarter in which the income from the Royalty Properties is received by Devon) and is net of any cash basis exploration and development expenditures and amounts reserved for any future exploration and development costs. Expenses of the Trust, which will include accounting, engineering, legal, and other professional fees, Trustee fees, an administrative fee paid to Devon and out-of-pocket expenses, are recognized when paid. Under accounting principles generally accepted in the United States of America, revenues and expenses would be recognized on an accrual basis. Amortization of the Trust's investment in Royalty Interests is recorded using the units-of-production method in the period in which the cash is received with respect to such production.

    The conveyance of the Royalty Interests to the Trust was accounted for as a purchase transaction. The $87,276,000 reflected in the Statements of Assets and Trust Corpus as Investment in Royalty Interests represents 6,300,000 Trust Units valued at $20 per unit less the $38,724,000 paid for the Treasury obligations. The carrying value of the Trust's investment in the Royalty Interests is not necessarily indicative of the fair value of such Royalty Interests.

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

    For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.39 per Trust Unit per quarter ("Minimum Quarterly Royalty"). As a result of the sale of certain Net Profits Properties in 1999, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.39 per Depositary Unit and a proportionate reduction of the Aggregate Support Payment Limitation Amount from $20.0 million to $19.4 million. Such Support Payments are limited to Devon's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped (Aggregate Support Payment Limitation Amount), is limited to $19.4 million on a revolving basis. From inception through the end of the first quarter 2001, the Trust had received Support Payments totaling $4.2 million. During 1996, 1997, 1999 and 2000, Devon recouped all such payments.

NOTE 4. DISTRIBUTION TO TRUST UNIT HOLDERS

    The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

                                                     ROYALTY              DISTRIBUTIONS
                                                     PAYMENT        -------------------------
                                                     RECEIVED        AMOUNT    PER TRUST UNIT
                                                     --------       --------   --------------
                                                       (IN THOUSANDS, EXCEPT PER UNIT DATA)
2000
  First quarter....................................  $ 3,462(a)     $ 3,362       $0.53363
  Second quarter...................................    3,909          3,834        0.60860
  Third quarter....................................    3,925          3,875        0.61512
  Fourth quarter...................................    4,681          4,631        0.73509
                                                     -------        -------       --------
                                                      15,977         15,702        2.49244
                                                     =======        =======       ========
2001
  First quarter....................................  $ 4,476        $ 4,426       $0.70255

------------------------

(a) Reduced by recoupment of Support Payment of $274,000, or $0.04346 per Trust Unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL; LIQUIDITY AND CAPITAL RESOURCES

    Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992 with The Chase Manhattan Bank, successor by merger to Chase Bank of Texas, National Association, formerly Texas Commerce Bank, National Association as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the "Royalty Properties") conveyed to the Trust by Devon SFS Operating Company, Inc. ("Devon") formerly known as Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. The Trust is a passive entity with the Trustee's primary responsibility being the collection and distribution of proceeds from the Royalty Interests and the payment of Trust liabilities and expenses (see Note 1 to the interim financial statements of the Trust). The Royalty Interests consist of two term royalty interests in two production units (the Wasson ODC Unit and the Wasson Willard Unit) in the Wasson field in west Texas (the "Wasson Royalties") and a net profits royalty interest (the "Net Profits Royalties") in certain royalty and working interest properties in a diversified portfolio of properties located predominantly in Texas, Louisiana and Oklahoma (the "Net Profits Properties"). Under the terms of the Trust Agreement, the Trustee cannot engage in any other business or commercial activity or acquire any asset other than the Royalty Interests initially conveyed to the Trust. Therefore, the Royalty Interests are the sole source of funds for the Trust from which to pay expenses and liabilities and make distributions to the holders of the Trust Units. The Trust will be liquidated on or before February 15, 2008 (the "Liquidation Date").

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

    For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.39 per Trust Unit per quarter. As a result of the sale of certain Net Profits Properties in 1999, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.39 per Depositary Unit, a proportionate reduction of the Aggregate Support Payment Limitation Amount from $20.0 million to $19.4 million and a reduction in the distribution per Depositary Unit over which Devon is entitled to recoup Support Payments from $0.45 per Depositary Unit to $0.44 per Depositary Unit. Such Support Payments are limited to Devon's remaining royalty interest in the Wasson ODC Unit. If Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of Support Payments, net of any amounts recouped, is limited to $19.4 million on a revolving basis. From inception through the end of the first quarter of 2001, Support Payments received by the Trust totaled $4.2 million. In 1996, 1997, 1999 and 2000 Devon recouped all such Support Payments. Future recoupments will be made only to the extent of future Support Payments. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.39 per Trust Unit per quarter.

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

    Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's weighted average crude oil sales price (excluding the effect of Support Payments and recoupments) for the first quarter of 2001 was $30.38 per barrel compared with $21.73 per barrel for the same period in 2000 (see Results of Operations). Crude oil prices with respect to the Trust's results in the second quarter of 2001 averaged $26.74 per barrel on the Royalty Properties.

    Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's weighted average price for natural gas in the first quarter of 2001 was $4.28 per Mcf compared with $2.51 per Mcf received in the first quarter of 2000. Natural gas prices with respect to the Trust's results in the second quarter of 2001 averaged $5.78 per Mcf on the Royalty Properties.

RESULTS OF OPERATIONS

    The Trust's results of operations are dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties.

    Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the second quarter of 2001 reflects revenues received and costs and expenses paid by Devon in the first quarter of 2001. On May 31, 2001, the Trust will make a cash distribution of $4.7 million, or $0.75309 per Trust Unit, to unitholders of record on May 15, 2001.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,         SECOND
                                                              -------------------   QUARTER
                                                                2001       2000       2001
                                                              --------   --------   --------
VOLUMES AND PRICES
  Oil volumes (Bbls):
    Wasson ODC royalty......................................    64,700     69,500     62,500
    Wasson Willard royalty..................................    22,100     26,700     18,300
    Net profits royalties...................................    35,950     56,763     48,797
  Gas volumes (Mcf):
    Net profits royalties...................................   367,421    465,740    494,659
  Oil average prices ($/Bbl):
    Wasson ODC royalty......................................  $  29.52   $  23.26   $  25.89
    Wasson Willard royalty..................................     30.27      23.20      25.86
    Net profits royalty.....................................     31.97      19.16      28.16
  Gas average prices ($/Mcf):
    Net profits royalties...................................      4.28       2.51       5.78
CASH PROCEEDS AND DISTRIBUTABLE CASH (IN THOUSANDS, EXCEPT
  PER UNIT DATA)
  Wasson ODC royalty:
    Sales...................................................  $  1,911   $  1,617   $  1,618
    Operating expenses......................................      (115)      (119)      (101)
                                                              --------   --------   --------
                                                                 1,796      1,498      1,517
                                                              --------   --------   --------
  Wasson Willard royalty:
    Sales...................................................       669        619        473
    Operating expenses......................................       (34)       (43)       (25)
                                                              --------   --------   --------
                                                                   635        576        448
                                                              --------   --------   --------
  Net profits royalty:
    Sales...................................................     2,724      2,259      4,237
    Operating expenses......................................      (504)      (375)    (1,151)
    Capital expenditures....................................      (111)      (160)      (191)
                                                              --------   --------   --------
                                                                 2,109      1,724      2,895
                                                              --------   --------   --------
Support payment (recoupment)................................        --       (274)        --
                                                              --------   --------   --------
Total royalties.............................................     4,540      3,524      4,860
Administrative fee to Devon.................................       (64)       (62)       (66)
                                                              --------   --------   --------
Payment received............................................     4,476      3,462      4,794
Cash withheld for trust expenses............................       (50)      (100)       (50)
                                                              --------   --------   --------
Distributable cash..........................................  $  4,426   $  3,362   $  4,744
                                                              ========   ========   ========
Distributable cash per unit.................................  $0.70255   $0.53363   $0.75309
                                                              ========   ========   ========

    Sales increased $0.8 million from the first quarter of 2000 to the first quarter of 2001. Sales increased $1.7 million due to a $8.65 per barrel increase in the average price of oil from $21.73 per barrel in the 2000 quarter to $30.38 per barrel in the 2001 quarter and due to a $1.77 per Mcf increase in the average gas price during the same period. A decrease in first quarter 2001's production of approximately 46,600 barrels of oil equivalent caused sales to decrease by $0.9 million. This reduction was primarily the result of the timing of payments received on oil and gas production from the Net Profits Properties and declines in the Wasson Royalties oil production.

    Sales increased $1.0 million from the first quarter of 2001 to the second quarter of 2001. Sales increased $0.2 million due to a $1.50 per barrel increase in the average gas price from the first quarter of 2001 to the second quarter of 2001, partially offset by a $3.64 per barrel decrease in the average price of oil from $30.38 per barrel in the first quarter of 2001 to $26.74 per barrel in the second quarter of 2001. An increase in second quarter 2001's production of approximately 28,100 barrels of oil equivalent caused sales to increase by $0.8 million. This increase was primarily the result of the timing of payments received on oil and gas production from the Net Profits Properties partially offset by declines in the Wasson Royalties oil production.

    Depending on factors such as sales prices and volumes and level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make a distribution of $0.39 per Trust Unit per quarter. (see-General; Liquidity and Capital Resources).

    Operating expenses increased $0.1 million from the first quarter of 2000 to the first quarter of 2001. This increase was primarily related to an increase in production taxes as a result of the increase in oil and gas revenues. Operating expenses increased $0.6 million from the first quarter of 2001 to the second quarter of 2001. This increase was primarily related to timing of payments and an increase in production taxes as a result of the increase in oil and gas revenues. Operating expenses may fluctuate from quarter to quarter due to the timing of payments.

    Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures in the Trust's first quarter of 2001 totaled $111,000. Capital expenditures for the second quarter of 2001 total $191,000. Additional capital expenditures of $148,000 are expected by year end.

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

                                    PART II
                               OTHER INFORMATION

ITEMS 1, 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

                                                                   SEC FILE OR
                                                                   REGISTRATION   EXHIBIT
                                                                      NUMBER       NUMBER
                                                                   ------------   --------
 3(a)*  Form of Trust Agreement of Santa Fe Energy Trust.........     33-51760       3.1
 4(a)*  Form of Custodial Deposit Agreement......................     33-51760       4.2
 4(b)*  Form of Secure Principal Energy Receipt (included as          33-51760       4.1
          Exhibit A to Exhibit 4(a)).............................
10(a)*  Form of Net Profits Conveyance (Multi-State).............     33-51760      10.1
10(b)*  Form of Wasson Conveyance................................     33-51760      10.2
10(c)*  Form of Louisiana Mortgage...............................     33-51760      10.3
        (*) Indicates exhibit incorporated by reference

(b) Reports on Form 8-K
    None

                                   SIGNATURE

    Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 2001.

                                                       SANTA FE ENERGY TRUST
                                                       (REGISTRANT)

                                                       By:  THE CHASE MANHATTAN BANK

                                                       By:               /s/ PETE FOSTER
                                                            -----------------------------------------
                                                                           Pete Foster
                                                              SENIOR VICE PRESIDENT & TRUST OFFICER

Date: May 15, 2001

    The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.