Form 10-Q
period 2001-09-30
SANTA FE ENERGY TRUST
filed 2001-11-14
CIK 893486

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

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                JPMORGAN CHASE BANK
                           INSTITUTIONAL TRUST SERVICES
                              600 TRAVIS, SUITE 1150
                               HOUSTON, TEXAS 77002
                (Address of Principal Offices, Including Zip Code)

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

                                 Yes /X/  No / /

          Depository Units outstanding at October 31, 2001--6,300,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             SANTA FE ENERGY TRUST
         STATEMENT OF CASH PROCEEDS AND DISTRIBUTABLE CASH (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        2001       2000       2001       2000
                                                      --------   --------   --------   --------
Royalty income
  ODC royalty.......................................  $  1,355   $  1,642   $  4,668   $  4,805
  Willard royalty...................................       403        565      1,486      1,711
  Net profits royalty...............................     2,080      1,782      7,084      5,243
  Support recoupment................................        --         --         --       (274)
                                                      --------   --------   --------   --------
Total royalties.....................................     3,838      3,989     13,238     11,485
Administrative fee to Devon Energy Corporation......       (67)       (64)      (197)      (189)
Cash withheld for trust expenses....................      (125)       (50)      (225)      (225)
                                                      --------   --------   --------   --------
Distributable cash..................................  $  3,646   $  3,875   $ 12,816   $ 11,071
                                                      ========   ========   ========   ========
Distributable cash per trust unit...................  $0.57869   $0.61512   $2.03433   $1.75735
                                                      ========   ========   ========   ========
Trust units outstanding.............................     6,300      6,300      6,300      6,300
                                                      ========   ========   ========   ========

               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
Current assets--cash........................................    $     43        $     36
                                                                --------        --------
Investment in royalty interests, at cost....................      87,276          87,276
Less: accumulated amortization..............................     (68,809)        (66,219)
                                                                --------        --------
                                                                  18,467          21,057
                                                                --------        --------
Total assets................................................    $ 18,510        $ 21,093
                                                                ========        ========
                        LIABILITIES
Current liabilities--advance from Devon Energy
  Corporation...............................................          50              --
                                                                --------        --------
                        TRUST CORPUS
Trust corpus, 6,300,000 trust units issued and
  outstanding...............................................    $ 18,460        $ 21,093
                                                                --------        --------
Total liabilities and trust corpus..........................    $ 18,510        $ 21,093
                                                                ========        ========

    The accompanying notes are an integral part of the financial statements.

                             SANTA FE ENERGY TRUST
                STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)
                                 (IN THOUSANDS)

Balance at December 31, 1999................................  $26,446
  Cash proceeds.............................................   11,296
  Cash distributions........................................  (11,071)
  Trust expenses............................................     (268)
  Amortization of royalty interests.........................   (4,011)
                                                              -------
Balance at September 30, 2000...............................  $22,392
                                                              =======
Balance at December 31, 2000................................  $21,093
  Cash proceeds.............................................   13,041
  Cash distributions........................................  (12,816)
  Trust expenses............................................     (268)
  Amortization of royalty interests.........................   (2,590)
                                                              -------
Balance at September 30, 2001...............................   18,460
                                                              =======

    The accompanying notes are an integral part of the financial statements.

                             SANTA FE ENERGY TRUST

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. THE TRUST

    The financial statements at September 30, 2001 and for the three-month and nine-month periods then ended are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of Devon Energy Corporation, necessary for a fair presentation of the financial position and cash proceeds and distributable cash of the Santa Fe Energy Trust for the interim periods.

    Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992, with JPMorgan Chase Bank, formerly The Chase Manhattan Bank, successor by merger to, Chase Bank of Texas, National Association, formerly Texas Commerce Bank, National Association, as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the "Royalty Properties") conveyed to the Trust by Devon SFS Operating, Inc. ("Devon"), formerly known as Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. The Royalty Interests consist of two term royalty interests in two production units in the Wasson field in west Texas (the "Wasson Royalties") and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in twelve states (the "Net Profits Royalties"). The Royalty Interests are passive in nature and the Trustee has no control over or responsibility relating to the operation of the Royalty Properties. The Trust will be liquidated on February 15, 2008 (the "Liquidation Date").

    In November 1992, 5,725,000 Depository Units, each consisting of beneficial ownership of one unit of undivided beneficial interest in the Trust ("Trust Units") and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation maturing on or about February 15, 2008, were sold in a public offering for $20 per Depository Unit. A total of $114.5 million was received from public investors, of which $38.7 million was used to purchase the Treasury obligations and $5.7 million was used to pay underwriting commissions and discounts. Devon received the remaining $70.1 million and 575,000 Depository Units. In the first quarter of 1994, Devon sold, in a public offering the 575,000 Depository Units which it held.

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

    For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.38 per Trust Unit per quarter ("Minimum Quarterly Royalty"). On August 28, 2001 and as required by the Trust Agreement, the Trust released its Net Profits Royalty interest in certain Net Profits Properties in connection with the sale by Devon of these properties. The Trust will receive 90% of the net proceeds from this sale in the fourth quarter 2001 distribution. As a result of this sale and the sale of certain Net Profits Properties in 1999, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.38 per Depositary Unit and a proportionate reduction of the Aggregate Support Payment Limitation Amount from $20.0 million to $18.9 million. Such Support Payments are limited to Devon's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped (Aggregate Support Payment Limitation Amount), is limited to $18.9 million on a revolving basis. From inception, the Trust has received Support Payments totalling $4.2 million. Devon has recouped all of such payments.

NOTE 4. DISTRIBUTION TO TRUST UNIT HOLDERS

    The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

                                                     ROYALTY              DISTRIBUTIONS
                                                     PAYMENT        -------------------------
                                                     RECEIVED        AMOUNT    PER TRUST UNIT
                                                     --------       --------   --------------
                                                       (IN THOUSANDS, EXCEPT PER UNIT DATA)
2000
  First quarter....................................  $ 3,462(a)     $ 3,362       $0.53363
  Second quarter...................................    3,909          3,834        0.60860
  Third quarter....................................    3,925          3,875        0.61512
  Fourth quarter...................................    4,681          4,631        0.73509
                                                     -------        -------       --------
                                                      15,977         15,702        2.49244
                                                     =======        =======       ========
2001
  First quarter....................................  $ 4,476        $ 4,426       $0.70255
  Second quarter...................................    4,794          4,744        0.75309
  Third quarter....................................    3,771          3,646        0.57869

------------------------

(a) Reduced by recoupment of Support Payment of $274,000, or $0.04346 per Trust Unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL; LIQUIDITY AND CAPITAL RESOURCES

    Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992 with JPMorgan Chase Bank, formerly The Chase Manhattan Bank, successor by merger to, Chase Bank of Texas, National Association, formerly Texas Commerce Bank, National Association as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the "Royalty Properties") conveyed to the Trust by Devon SFS Operating, Inc. ("Devon"), formerly known as Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. The Trust is a passive entity with the Trustee's primary responsibility being the collection and distribution of proceeds from the Royalty Interests and the payment of Trust liabilities and expenses (see Note 1 to the interim financial statements of the Trust). The Royalty Interests consist of two term royalty interests in two production units (the Wasson ODC Unit and the Wasson Willard Unit) in the Wasson field in west Texas (the "Wasson Royalties") and a net profits royalty interest (the "Net Profits Royalties") in certain royalty and working interest properties in a diversified portfolio of properties located predominantly in Texas, Louisiana and Oklahoma (the "Net Profits Properties"). Under the terms of the Trust Agreement, the Trustee cannot engage in any other business or commercial activity or acquire any asset other than the Royalty Interests initially conveyed to the Trust. Therefore, the Royalty Interests are the sole source of funds for the Trust from which to pay expenses and liabilities and make distributions to the holders of the Trust Units. The Trust will be liquidated on or before February 15, 2008 (the "Liquidation Date").

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

    For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.38 per Trust Unit per quarter. On
August 28, 2001 and as required by the Trust Agreement, the Trust released its Net Profits Royalty interest in certain Net Profits Properties in connection with the sale by Devon of these properties. The Trust will receive 90% of the net proceeds from this sale, approximately $1.6 million, in the fourth quarter 2001 distribution. As a result of this sale and the sale of certain Net Profits Properties in 1999, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.38 per Depositary Unit, a proportionate reduction of the Aggregate Support Payment Limitation Amount from $20.0 million to $18.9 million and a reduction in the distribution per Depositary Unit over which Devon is entitled to recoup Support Payments from $0.45 per Depositary Unit to $0.43 per Depositary Unit. Such Support Payments are limited to Devon's remaining royalty interest in the Wasson ODC Unit. If Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of Support Payments, net of any amounts recouped, is limited to $18.9 million on a revolving basis. From inception, Support Payments received by the Trust totaled $4.2 million. Devon has recouped all of such Support Payments. Future recoupments will be made only to the extent of future Support Payments. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.38 per Trust Unit per quarter.

    Trust expenses include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and other out-of-pocket expenses. From time to time Devon may, at its sole discretion and without any obligation to do so, advance funds to the Trust for the timely payment of such expenses and receive reimbursement therefor in later periods. In addition, the Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that such borrowings are repaid in full prior to making further distributions to the holders of the Trust Units. As of September 30, 2001, Devon had advanced $50,000 to the Trust. This advance will be recouped from the next distribution.

    Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's weighted average crude oil sales price (excluding the effect of Support Payments and recoupments) for the third quarter of 2001 was $25.00 per barrel compared with $26.01 per barrel for the same period in 2000 (see Results of Operations). Crude oil prices with respect to the Trust's results in the fourth quarter of 2001 averaged $23.98 per barrel on the Royalty Properties. The Trust's weighted average crude oil sales price (excluding the effect of Support Payments and recoupments) for the first nine months of 2001 was $27.46 per barrel compared with $24.25 per barrel for the same period of 2000 (see Results of Operations).

    Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's weighted average price for natural gas in the third quarter of 2001 was $5.25 per Mcf compared with $2.46 per Mcf received in the third quarter of 2000. Natural gas prices with respect to the Trust's results in the fourth quarter of 2001 averaged $4.37 per Mcf on the Royalty Properties. The Trust's weighted average price for natural gas in the first nine months of 2001 was $5.18 per Mcf compared to $2.45 per Mcf for the same period of 2000.

RESULTS OF OPERATIONS

    The Trust's results of operations are dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties.

    Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the

Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the fourth quarter of 2001 reflects revenues received and costs and expenses paid by Devon in the third quarter of 2001. On
November 30, 2001, the Trust will make a cash distribution of $5.6 million, or $0.88981 per Trust Unit, to unitholders of record on November 15, 2001.

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,         FOURTH
                                                  -------------------   -----------------------   QUARTER
                                                    2001       2000        2001         2000        2001
                                                  --------   --------   ----------   ----------   --------
VOLUMES AND PRICES
  Oil volumes (Bbls):
    Wasson ODC royalty..........................    62,500     64,700      189,700      198,900     62,500
    Wasson Willard royalty......................    18,300     22,100       58,700       70,900     18,300
    Net profits royalties.......................    25,999     58,788      110,746      179,033     47,710
  Gas volumes (Mcf):
    Net profits royalties.......................   410,444    456,724    1,272,524    1,409,943    422,583
  Oil average prices ($/Bbl):
    Wasson ODC royalty..........................  $  23.56   $  27.03   $    26.36   $    25.85   $  24.89
    Wasson Willard royalty......................     23.55      26.93        26.80        25.67      24.39
    Net profits royalty.........................     29.48      24.55        29.70        21.92      21.63
  Gas average prices ($/Mcf):
    Net profits royalties.......................      5.25       2.46         5.18         2.45       4.37
CASH PROCEEDS AND DISTRIBUTABLE CASH (IN
  THOUSANDS, EXCEPT PER UNIT DATA)
  Wasson ODC royalty:
    Sales.......................................  $  1,472   $  1,749   $    5,001   $    5,142   $  1,555
    Operating expenses..........................      (117)      (107)        (333)        (337)      (131)
                                                  --------   --------   ----------   ----------   --------
                                                     1,355      1,642        4,668        4,805      1,424
                                                  --------   --------   ----------   ----------   --------
  Wasson Willard royalty:
    Sales.......................................       431        595        1,573        1,819        447
    Operating expenses..........................       (28)       (30)         (87)        (108)       (33)
                                                  --------   --------   ----------   ----------   --------
                                                       403        565        1,486        1,711        414
                                                  --------   --------   ----------   ----------   --------
  Net profits royalty:
    Sales.......................................     2,927      2,568        9,888        7,379      2,925
    Proceeds from the sale of property..........        --         --           --           --      1,640
    Operating expenses..........................      (722)      (613)      (2,377)      (1,683)      (523)
    Capital expenditures........................      (125)      (173)        (427)        (453)      (107)
                                                  --------   --------   ----------   ----------   --------
                                                     2,080      1,782        7,084        5,243      3,935
                                                  --------   --------   ----------   ----------   --------
Support recoupment..............................        --         --           --         (274)        --
                                                  --------   --------   ----------   ----------   --------
  Total royalties...............................     3,838      3,989       13,238       11,485      5,773
  Administrative fee to Devon...................       (67)       (64)        (197)        (189)       (67)
                                                  --------   --------   ----------   ----------   --------
  Payment received..............................     3,771      3,925       13,041       11,296      5,706
  Cash withheld for trust expenses..............      (125)       (50)        (225)        (225)      (100)
                                                  --------   --------   ----------   ----------   --------
  Distributable cash............................  $  3,646   $  3,875   $   12,816   $   11,071   $  5,606
                                                  ========   ========   ==========   ==========   ========
  Distributable cash per unit...................  $0.57869   $0.61512   $  2.03433   $  1.75735   $0.88981
                                                  ========   ========   ==========   ==========   ========

    Sales decreased $0.1 million from the third quarter of 2000 to the third quarter of 2001. Sales increased $1.0 million due to a $2.79 per Mcf increase in the average gas price from the third quarter of 2000 to the third quarter of 2001 net of a $1.01 per barrel decrease in the average price of oil from

$26.01 per barrel in the 2000 quarter to $25.00 per barrel in the 2001 quarter. A decrease in third quarter 2001's production of approximately 46,500 barrels of oil equivalent caused sales to decrease by $1.1 million. This reduction was primarily the result of the timing of payments received on oil and gas production from the Net Profits Properties and declines in the Wasson Royalties oil production.

    Sales increased $2.1 million from the first nine months of 2000 to the first nine months of 2001. Sales increased $4.6 million due to a $3.21 per barrel increase in the average price of oil from $24.25 per barrel in the first nine months of 2000 to $27.46 per barrel in the first nine months of 2001 and due to a $2.73 per Mcf increase in the average gas price during the same period. A decrease in production during the first nine months of 2001 of approximately 112,600 barrels of oil equivalent caused sales to decrease by $2.5 million. This reduction was primarily the result of the timing of payments received on oil and gas production from the Net Profits Properties and declines in the Wasson Royalties oil production.

    Sales increased $0.1 million from the third quarter of 2001 to the fourth quarter of 2001. Sales decreased $0.5 million due to a $1.02 per barrel decrease in the average price of oil from $25.00 per barrel in the third quarter of 2001 to $23.98 per barrel in the fourth quarter of 2001 and due to a $0.88 per Mcf decrease in the average gas price during the same period. An increase in fourth quarter 2001's production of approximately 23,700 barrels of oil equivalent caused sales to increase by $0.6 million. This increase was primarily the result of the timing of payments received on oil and gas production from the Net Profits Properties.

    Depending on factors such as sales prices and volumes and level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make a distribution of $0.38 per Trust Unit per quarter. (see--General; Liquidity and Capital Resources).

    Operating expenses increased $0.1 million from the third quarter of 2000 to the third quarter of 2001. Operating expenses increased $0.7 million from the first nine months of 2000 to the first nine months of 2001. These increases were primarily related to timing of payments and an increase in production taxes as a result of the increase in oil and gas revenues.

    Operating expenses decreased $0.2 million from the third quarter of 2001 to the fourth quarter of 2001. This decrease was primarily related to timing of payments. Operating expenses may fluctuate from quarter to quarter due to the timing of payments.

    Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures in the Trust's third quarter and first nine months of 2001 totaled $125,000 and $427,000, respectively. Capital expenditures for the fourth quarter of 2001 total $107,000.

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
        (*) Indicates exhibit filed incorporated herein by
          reference

(b) Reports on Form 8-K
    None

                                   SIGNATURE

    Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2001.

                                                       SANTA FE ENERGY TRUST
                                                       (REGISTRANT)

                                                       By   JPMORGANCHASE BANK, TRUSTEE

                                                       By                /s/ PETE FOSTER
                                                            -----------------------------------------
                                                                           Pete Foster
                                                              SENIOR VICE PRESIDENT & TRUST OFFICER

Date: November 14, 2001

    The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.