Form 10-K405
period 2001-12-31
SANTA FE ENERGY TRUST
filed 2002-03-25
CIK 893486

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-11450
                            ------------------------
                             SANTA FE ENERGY TRUST

             (Exact name of registrant as specified in its charter)

                 TEXAS                                      76-6081498
    (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
            Incorporation)
          JPMORGAN CHASE BANK                                 77002
     INSTITUTIONAL TRUST SERVICES                           (Zip Code)
        600 TRAVIS, SUITE 1150
            HOUSTON, TEXAS
    (Address of Principal Executive
               Offices)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of 6,300,000 Depositary Units in Santa Fe Energy Trust held by non-affiliates of the registrant at the closing sales price on March 1, 2002, of $23.46 was $147,798,000.

            Depositary Units outstanding at March 1, 2002--6,300,000

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     PART I

                                                                                        PAGE
                                                                                      --------
Item 1.                 Business....................................................      1
                        Description of the Trust....................................      1
                        Description of the Trust Units and Depositary Units.........      7
                        Description of the Treasury Obligations.....................     16
                        Description of the Royalty Properties.......................     17
                        Competition and Markets.....................................     25
                        Governmental Regulation.....................................     26
Item 2.                 Properties..................................................     29
Item 3.                 Legal Proceedings...........................................     29
Item 4.                 Submission of Matters to a Vote of Security Holders.........     29

                                           PART II
Item 5.                 Market for the Registrant's Common Equity and Related Holder
                          Matters...................................................     30
Item 6.                 Selected Financial Data.....................................     30
Item 7.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     30
Item 7A.                Quantitative and Qualitative Disclosures about Market
                          Risk......................................................     35
Item 8.                 Financial Statements and Supplementary Data.................     35
Item 9.                 Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure..................................     35

                                           PART III
Item 10.                Directors and Executive Officers of the Registrant..........     36
Item 11.                Executive Compensation......................................     36
Item 12.                Security Ownership of Certain Beneficial Owners and
                          Management................................................     36
Item 13.                Certain Relationships and Related Transactions..............     36

                                           PART IV
Item 14.                Exhibits, Financial Statement Schedules, and Reports on Form
                          8-K.......................................................     37
SIGNATURES..........................................................................     48

CERTAIN DEFINITIONS

    As used herein, the following terms have the meanings indicated: "Bbl" means barrel, "MBbl" means thousand barrels, "Mcf" means thousand cubic feet and "MMcf" means million cubic feet. Natural gas volumes are converted to "barrels of oil equivalent" using the ratio of six Mcf of natural gas to one barrel of crude oil.

                                     PART I

ITEM 1. BUSINESS

                            DESCRIPTION OF THE TRUST

    The Santa Fe Energy Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, JPMorgan Chase Bank, formerly The Chase Manhattan Bank, successor by merger to Chase Bank of Texas, National Association, formerly Texas Commerce Bank National Association, (the "Trustee"), 600 Travis, Suite 1150, Houston, Texas 77002. The telephone number of the Trust is (713) 216-5087.

    The Trust was formed pursuant to an Organizational Trust Agreement dated as of October 22, 1992. Effective November 19, 1992, the Organizational Trust Agreement was amended and restated by the Trust Agreement of Santa Fe Energy Trust between Devon SFS Operating, Inc. ("Devon"), formerly Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. ("Santa Fe") and JPMorgan Chase Bank, formerly The Chase Manhattan Bank, successor by merger to Chase Bank of Texas, National Association formerly Texas Commerce Bank National Association (the "Trust Agreement"). Under the terms of the Trust Agreement, Devon conveyed royalty interests in certain oil and gas properties to the Trust. In exchange for the conveyance of such royalty interests, the Trust issued 6,300,000 units of undivided beneficial interest ("Trust Units"). The Trust Units and the Treasury Obligations (hereinafter defined) were deposited with JPMorgan Chase Bank, formerly The Chase Manhattan Bank, successor by merger to Chase Bank of Texas, National Association formerly Texas Commerce Bank National Association as depositary (the "Depositary") in exchange for 6,300,000 Depositary Units (hereinafter defined). Each Depositary Unit consists of beneficial ownership of one Trust Unit and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation ("Treasury Obligation") maturing on February 15, 2008 ("Liquidation Date"). The Depositary Units are evidenced by Secure Principal Energy Receipts ("SPERs"), which are issued and transferable only in denominations of 50 Depositary Units or an integral multiple thereof. The Depositary Units are traded on the New York Stock Exchange under the symbol SFF.

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

    The Trustee is paid an annual fee of approximately $12,500. The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. Trustee fees and Trust administrative expenses totalled $305,000, $298,000 and $303,000 in 2001, 2000 and 1999, respectively, although such costs could be greater or less in subsequent periods depending on future events. In addition, the Trust paid Devon an annual fee of $264,000, $252,000 and $244,000 in 2001, 2000 and 1999, respectively. Such fee will increase by 3.5% per year, payable quarterly, to reimburse Devon for overhead expenses.

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

                                                 WASSON ODC           WASSON ODC
CALENDAR QUARTERS                            ROYALTY QUARTERLY     ROYALTY MAXIMUM
IN THE YEAR ENDING                            GROSS PRODUCTION      NET QUARTERLY
DECEMBER 31,                                 LIMITATION (MBBLS)   PRODUCTION (MBBLS)
------------                                 ------------------   ------------------
2002.......................................         530                  65.7
2003.......................................         582                  72.1
2004.......................................         604                  74.9
2005.......................................         536                  66.4
2006.......................................         502                  62.2
2007.......................................         486                  60.2

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

                                               WASSON WILLARD       WASSON WILLARD
CALENDAR QUARTERS                            ROYALTY QUARTERLY     ROYALTY MAXIMUM
IN THE YEAR ENDING                            GROSS PRODUCTION      NET QUARTERLY
DECEMBER 31,                                 LIMITATION (MBBLS)   PRODUCTION (MBBLS)
------------                                 ------------------   ------------------
2002.......................................         222                  15.2
2003.......................................         175                  12.0

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

SUPPORT PAYMENTS

    The Wasson Conveyance provides that the Trust is entitled to additional quarterly royalty payments ("Support Payments"), subject to certain limitations herein described, out of Devon's remaining royalty interests in the Wasson ODC Unit during the period ending on December 31, 2002 (the "Support Period") in the event that the net cash available for distribution to Holders from the Royalty Interests for any calendar quarter during the Support Period is less than an amount sufficient to distribute to Holders a minimum supported quarterly royalty per Depositary Unit equal to $0.38 per Depositary Unit (the "Minimum Quarterly Royalty"). On August 28, 2001, and as required by the Trust Agreement, the Trust released its Net Profits Royalty interest in certain Net Profits Properties in connection with the sale by Devon of these properties. The Trust received 90% of the net proceeds from this sale, approximately $1.6 million, in the fourth quarter 2001 distribution. As a result of this sale and the sale of certain Net Profits Properties in 1999, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.38 per Depositary Unit. Distributions paid in 1999 included Support Payments of $2,011,000 (approximately $0.32 per Depositary Unit). The Support Payments paid in 1999 were required primarily due to lower oil and gas prices realized on the Net Profits Properties. In the fourth quarter of 1999, and the first quarter of 2000, Devon recouped Support Payments made in prior periods totalling $1,831,000 (approximately $0.29 per Depositary Unit), and $275,000 (approximately $0.04 per Depositary Unit), respectively (see "--Reduction of Royalty Interests"). Future recoupments will be made only to the extent of future Support Payments. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.38 per Depositary Unit per quarter.

    CALCULATION OF AMOUNT OF SUPPORT PAYMENT. Support Payments payable to the Trust for any calendar quarter during the Support Period shall be equal to the additional amount necessary to cause the Minimum Quarterly Royalty for such quarter to be paid by the Trust in respect of all outstanding Trust Units; provided, that the aggregate amount of Support Payments, net of any amounts recouped by Devon pursuant to reductions in the royalties payable with respect to the Royalty Interests as described below, will be limited to $18.9 million (the "Aggregate Support Payment Limitation Amount"), as such amount may be replenished upon recoupment of certain amounts as described in the following paragraph. As a result of the Trust's release of its Net Profits Royalty interest in connection with the sale by Devon of certain Net Profits Properties in both 2001 and 1999, there was a proportionate reduction in the Aggregate Support Payment Limitation Amount from $20.0 million to $18.9 million.

    REDUCTION OF ROYALTY INTERESTS. In the event Support Payments are paid to the Trust for any quarter, the royalties payable with respect to the Wasson Royalties will be reduced in future quarters (including quarters after the Support Period but prior to the Liquidation Date) after the Trust has received (or amounts are set aside for payment of) proceeds from all of the Royalty Interests in amounts sufficient to pay 112.5% of the Minimum Quarterly Royalty ($0.43 per Depositary Unit) on all Trust Units outstanding at the end of such quarter in order to permit Devon to recoup the aggregate amount of the Support Payments. As a result of the Trust's release of its Net Profits Royalty interest in connection with the sale by Devon of certain Net Profits Properties in both 2001 and 1999, there was a proportionate reduction in the distribution per Depositary Unit over which Devon is entitled to recoup Support Payments from $0.45 per Depositary Unit to $0.43 per Depositary Unit. Any such reduction in royalties payable with respect to the Royalty Interests would be made first from the Wasson ODC Royalty and then, if additional reductions are necessary, from the Wasson Willard Royalty. The effect of such reductions in the royalties payable with respect to the Wasson Royalties would be to eliminate distributions in excess of $0.43 per Depositary Unit until the Support Payments, if any, received by the Trust have been recouped by Devon through such reductions in the Wasson Royalties.

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

OTHER MATTERS

    Payments to the Trust are attributable to the sale of depleting assets. Thus, the reserves attributable to the Royalty Properties are expected to decline over time. Based on the estimated production volumes in the Reserve Report (hereinafter defined), on a barrel of oil equivalent basis, the oil and gas production from proved reserves attributable to the Trust in the year preceding the Liquidation Date is expected to be approximately 48% of the oil and gas production attributable to the Trust in 2001.

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

    The tertiary recovery operations in the Wasson Field have required substantial capital expenditures and will involve future capital expenditures for CO(2) acquisition, particularly in the Wasson Willard Unit. A prolonged oil price downturn could cause the operators in the Wasson Field to reassess the economic viability of production operations notwithstanding their substantial investment. Such decisions will not be in the control of either Devon or the Trustee and could have the effect of substantially reducing expected production from the Wasson Field.

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

    The allowance for depletion with respect to a property is determined annually and is the greater of cost depletion or, if allowable, percentage depletion. Percentage depletion is generally available to "independent producers" (generally persons who are not substantial refiners or retailers of oil or gas or their primary products) on the equivalent of 1,000 barrels of production per day. Percentage depletion is a statutory allowance generally equal to 15% of the gross income from production from a property, subject to a net income limitation which is 100% of the taxable income from the property, computed without regard to depletion deductions and certain loss carrybacks. For tax years beginning after December 31, 1997, and before January 1, 2004, the 100% of taxable income limitation on percentage depletion does not apply to "marginal production." Additionally, the percentage depletion rate for "marginal production" is adjusted annually and is generally greater than 15%. Marginal production includes (i) "stripper well property," generally defined as a domestic crude oil or natural gas property producing 15 barrel equivalents or less per day per well, and (ii) "heavy oil," generally defined as domestic crude oil produced from any property if such crude oil had a weighted average gravity of 20 degrees API or less. The depletion deduction attributable to percentage depletion for a taxable year is limited to 65% of the taxpayer's taxable income for the year before allowance of "independent producers" percentage depletion and certain loss carrybacks. Unlike cost depletion, percentage depletion is not limited to the adjusted tax basis of the property, although it reduces such adjusted tax basis (but not below zero).

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

    SALE OF DEPOSITARY UNITS

    Generally, a Holder will realize gain or loss on the sale or exchange of his Depositary Units measured by the difference between the amount realized on the sale or exchange and his adjusted basis for such Depositary Units. Gain or loss on the sale of Depositary Units by a Holder who is not a dealer with respect to such Depositary Units and who has a holding period for the Depositary Units of more than one year may be eligible for lower capital gains rate, except to the extent of the depletion recapture amount (as described below). Capital gains of each noncorporate Holder arising from a sale of Depository Units generally are currently subject to tax at a rate of 20% (10% if the noncorporate Holder is in the 15% tax bracket) if such Depository Units have been held for more than 12 months. If a noncorporate Holder has held the Depository Units for 12 months or less, any such capital gain recognized on the sale of such Depository Units will be subject to tax at ordinary income tax rates (of which the maximum rate is currently 38.6%).

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

                    DESCRIPTION OF THE TREASURY OBLIGATIONS

    The Treasury Obligations consist of a portfolio of United States Treasury stripped interest coupons. All of the Treasury Obligations become due on the Liquidation Date in the aggregate face amount of $126,000,000, which amount equals $20 per outstanding Depositary Unit. The Treasury Obligations were purchased on behalf of the Depositary at a deep discount from face value at a price of $30.733 per hundred dollars, which was approximately the asked price on the over-the-counter U.S. Treasury market for such obligations on November 12, 1992 (after adjustment for five-day settlement). The Treasury Obligations were deposited with the Depositary on November 19, 1992 in connection with the initial public offering of Depositary Units.

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

                     DESCRIPTION OF THE ROYALTY PROPERTIES

THE WASSON PROPERTIES

    The Wasson Royalties were conveyed to the trust out of Devon's 12.3934% royalty interest in the Wasson ODC Unit and its 6.8355% royalty interest in the Wasson Willard Unit, located in the Wasson Field. Devon also owns working interests in each of these units. The Wasson Field has been significantly redeveloped for tertiary recovery operations utilizing CO(2) flooding, which commenced in 1984. Most of the capital expenditures for plant, facilities, wells and equipment necessary for such tertiary recovery operations have been made, although ongoing capital expenditures for CO(2) acquisition will be required to complete the flood of the Wasson Field, particularly the Wasson Willard Unit. The Wasson Royalties are not subject to development costs or operating costs (including CO(2) acquisition costs).

    The Wasson ODC Unit and the Wasson Willard Unit are production units formed by the various interest owners in the Wasson Field to facilitate development and production of certain geographically concentrated leases. The Wasson ODC Unit covers approximately 7,840 acres with approximately 315 producing wells and is operated by Altura Energy, Ltd. The Wasson Willard Unit covers approximately 13,520 acres with approximately 335 producing wells and is operated by a subsidiary of BP Amoco p.l.c. Production attributable to Devon's royalty interests in the Wasson ODC Unit and Wasson Willard Unit is marketed by Devon and in some cases is sold at the wellhead at market responsive prices that approximate spot oil prices for West Texas Sour crude, and in other cases is sold at points within common carrier pipeline systems on terms whereby Devon pays the cost of transporting the same to such points. Devon may sell its royalty interests in the Wasson Field subject to and burdened by the Wasson Royalties, without the consent of the Trustee of the Trust or the Holders. The Wasson Royalties may not be sold by the Trust without the consent of Devon.

THE NET PROFITS PROPERTIES

    The Royalty Properties burdened by the Net Profits Royalties consist of royalty and working interests in a diversified portfolio of producing properties located in established oil and gas producing areas in 12 states. Almost 91% of the discounted present value of estimated future net revenues attributable to the Net Profits Royalties is generated from Net Profits Properties located in Texas, Oklahoma and Louisiana and related state waters. Production attributable to the Net Profits Properties is principally sold at market responsive prices.

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

    Devon estimates that as of December 31, 2001, the Net Profits Properties covered approximately 267,000 gross acres (approximately 45,000 net to Devon). Productive well information generally is not made available by operators to owners of royalties and overriding royalties. Accordingly, such information is unavailable to Devon for the Net Profits Properties.

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

RESERVES

    A study of the proved oil and gas reserves attributable to the Trust as of December 31, 2001 has been made by Ryder Scott Company, independent petroleum consultants. The following letter (Reserve Report) summarizes such reserve study. The Trust has not filed reserve estimates covering the Royalty Properties with any other Federal authority or agency.

                            (RYDER SCOTT LETTERHEAD)

                                January 29, 2002

Devon Energy Corporation
20 North Broadway, Suite 1500
Oklahoma City, Oklahoma 73102-8260

Gentlemen:

    At your request, we have prepared certain data for the Santa Fe Energy Trust (Trust) as of December 31, 2001 relevant to the supplementary information dictated by Financial Accounting Standards Board (FASB) Statement No. 69 (SFAS
69). SFAS 69 establishes the set of disclosures for oil and gas producing activities as required by Securities and Exchange Commission (SEC)
Regulation S-K.

    The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Devon SFS Operating, Inc., a wholly-owned subsidiary of Devon Energy Corporation hereinafter referred to as Devon. The interests conveyed to the Trust consist of royalty interests in the Wasson Field, Texas (Wasson Royalties) and a net profits interest derived from working and royalty interests in numerous other properties (Net Profits Royalties). The properties included in the Trust are located in the states of Alabama, Arkansas, Colorado, Kansas, Louisiana, Mississippi, New Mexico, North Dakota, Oklahoma, Texas, Wyoming, and in state waters offshore Louisiana.

    The estimated reserve quantities and future income quantities presented in this report are related to a large extent to hydrocarbon prices. Hydrocarbon prices in effect at December 31, 2001 were used in the preparation of this report as required by SEC and FASB rules; however, actual future prices may vary significantly from December 31, 2001 prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

    The summary of our estimates of the proved net reserves attributable to the Trust as of December 31, 2001 are presented below:

                                                                   SANTA FE ENERGY TRUST
                                                                  AS OF DECEMBER 31, 2001
                                                       ----------------------------------------------
                                                                              ESTIMATED
                                                                              FUTURE NET     PRESENT
                                                       LIQUIDS      GAS      CASH INFLOWS   VALUE AT
                                                       (MBBLS)     (MMCF)        (M$)       10% (M$)
                                                       --------   --------   ------------   ---------
Proved Net Developed and Undeveloped
  Wasson ODC Royalty.................................  1,694.0         0        27,406.0     21,061.1
  Wasson Willard Royalty.............................    108.6         0         1,730.7      1,578.4
  Net Profits Royalties..............................    474.1     5,389        21,886.3     13,363.2
                                                       -------     -----       ---------    ---------
    Totals...........................................  2,276.7     5,389        51,023.0     36,002.7
                                                       =======     =====       =========    =========
Proved Net Developed
  Wasson ODC Royalty.................................  1,694.0         0        27,406.0     21,061.1
  Wasson Willard Royalty.............................    108.6         0         1,730.7      1,578.4
  Net Profits Royalties..............................    474.1     5,389        21,886.3     13,363.2
                                                       -------     -----       ---------    ---------
    Totals...........................................  2,276.7     5,389        51,023.0     36,002.7
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

    Devon has indicated that the conveyance of the Wasson Royalties to the Trust provides that the Trust may receive additional income from the Wasson ODC Unit through Support Payments. Payment of the additional income is subject to numerous limitations which are detailed in the Conveyance. Based on the production profiles and pricing assumptions in this report and the terms of the Conveyance as described to us by Devon, $1,421,805 is required from future Support Payments as of December 31, 2001. The tables on pages 19 and 23 include 87,887 barrels of oil, $1,421,805 of estimated future net revenue and $1,353,298 of discounted estimated future net revenue, with respect to the Support Payments. Based on the original terms of the Conveyance, the Support Payments are limited to a total payment of $20,000,000 from inception through 2002, which is the time the Support Payments are terminated. However, with the sale of the Jeffress Field during 1999 and numerous other fields in 2001, this limitation has been reduced to $18,900,000. As of December 31, 2001, there were no unrecouped Support Payments so the remaining maximum obligation with respect to the Support Payments is $18,900,000. In accordance with information provided by Devon, we have calculated total estimated net revenue of $5,102,379 to be available for Support Payments as of December 31, 2001.

    The "Liquid" reserves shown in this report are comprised of crude oil, condensate and natural gas liquids. Natural gas liquids comprise 1.9 percent of the Trust's developed liquid reserves and 1.9 percent of the Trust's developed and undeveloped liquid reserves. All hydrocarbon liquid reserves are expressed in standard 42 gallon barrels. All gas volumes are sales gas expressed in MMCF at the pressure and temperature bases of the area where the gas reserves are located. No attempt was made to quantify or otherwise account for any accumulated gas production imbalances that may exist.

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

    REVENUE AND INCOME ESTIMATES

    In accordance with the standardized measure criteria of SFAS 69, our estimates of future cash inflows, future costs, and future net cash inflows before income tax, as well as our estimated reserve quantities, as of December 31, 2001 are presented below.

                                                               SANTA FE ENERGY TRUST
                                                              AS OF DECEMBER 31, 2001
                                             ---------------------------------------------------------
                                                   NET PROFITS ROYALTIES
                                             ---------------------------------
                                              ROYALTY     WORKING                 WASSON
                                             INTERESTS   INTERESTS    TOTALS     ROYALTIES    TOTALS
                                             ---------   ---------   ---------   ---------   ---------
Total Proved
  Future Cash Inflows (M$).................   6,973.9    14,912.4     21,886.3   31,672.2     53,558.5
  Future Costs
    Production (M$)........................         0           0            0    2,535.5      2,535.5
    Development (M$).......................         0           0            0          0            0
                                             --------    --------    ---------   --------    ---------
      Total Costs (M$).....................         0           0            0    2,535.5      2,535.5
  Future Net Cash Inflows
    Before Income Tax (M$).................   6,973.9    14,912.4     21,886.3   29,136.7     51,023.0
  Present Value at 10%
    Before Income Tax (M$).................   3,985.7     9,377.5     13,363.2   22,639.5     36,002.7
Proved Net Developed Reserves
  Liquids (MBbls)..........................     173.4       300.7        474.1    1,802.6      2,276.7
  Gas (MMCF)...............................     1,589       3,800        5,389          0        5,389
Proved Net Undeveloped Reserves
  Liquids (MBbls)..........................         0           0            0          0            0
  Gas (MMCF)...............................         0           0            0          0            0
Total Proved Net Reserves
  Liquids (MBbls)..........................     173.4       300.7        474.1    1,802.6      2,276.7
  Gas (MMCF)...............................     1,589       3,800        5,389          0        5,389

    In the case of the Wasson Royalties, the future cash inflows are gross revenues after gathering costs where applicable, but before any other deductions. The production costs are based on current data and include production taxes and ad valorem taxes provided by Devon.

    In the case of the Net Profits Royalties, the future cash inflows are, as described previously, after consideration of future costs or expenses based on the price and cost assumptions utilized in this report. Therefore, the future cash inflows are the same as the future net cash inflows.

HYDROCARBON PRICES

    Devon furnished us with hydrocarbon prices in effect at December 31, 2001 and with its forecasts of future prices which take into account SEC and FASB rules, current market prices, contract prices, and fixed and determinable price escalations where applicable.

    In accordance with SFAS 69, December 31, 2001 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differences (e.g. grade, gravity, sulfur and BS&W) as appropriate, and as provided by Devon. In accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2001 were not considered in this report.

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

COSTS

    Operating costs for the leases and wells in this report were provided by Devon and include only those costs directly applicable to the leases or wells. When applicable, the operating costs include a portion of general and administrative costs allocated directly to the leases and wells under terms of operating agreements and certain transportation costs. No deduction was made for indirect costs such as general administration and overhead expenses, loan repayments, interest expenses, and exploration and development prepayments that are not charged directly to the leases or wells.

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

    The estimates of reserves presented herein are based upon a detailed study of the properties in which the Trust has interests; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities that may exist nor were any costs included for potential liability to restore and clean up damages, if any, caused by past operating practices. Devon has informed us that they have furnished us all of the accounts, records, geological and engineering data and reports, and other data required for this investigation. The ownership interests, terms of the Trust, prices, taxes, costs, and other factual data furnished by Devon were accepted without independent verification. The estimates presented in this report are based on data available through April 2001.

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

                            GOVERNMENTAL REGULATION

OIL AND GAS REGULATION

    The production, transportation and sale of oil and gas from the Royalty Properties are subject to or affected by Federal and state governmental regulation, including regulations concerning maximum allowable rates of production, regulation of the terms of service and tariffs charged by gatherers and pipelines, taxes, the prevention of waste, the conservation of oil and gas, pollution controls and various other matters. The United States has governmental power to affect the amount of oil imported from other countries and to impose pollution control measures.

    FEDERAL REGULATION OF GAS. The Net Profits Properties are subject to or affected by the jurisdiction of the Federal Energy Regulatory Commission ("FERC") and the Department of Energy with respect to various aspects of oil and gas operations including marketing and production of oil and gas. Under the Natural Gas Act of 1938, the FERC regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. The FERC's jurisdiction over interstate natural gas sales and transportation was substantially modified by the Natural Gas Policy Act of 1978 (the "NGPA"), under which the FERC continued to regulate the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce. Effective January 1, 1993, however, the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") deregulated natural gas prices for all "first sales" of natural gas. Because "first sales" include typical wellhead sales by producers, all natural gas produced from the Net Profits Properties is being sold at market prices, subject to the terms of any private contracts that may be in effect. The FERC's jurisdiction over natural gas transportation was not affected by the Decontrol Act.

    Sales of natural gas from the Net Profits Properties are affected by intrastate and interstate gas transportation regulation. Beginning with passage by Congress of the NGPA, the FERC adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. These changes were intended by the FERC to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesale marketers of gas to the primary role of gas transporters. Through similar orders affecting intrastate pipelines that provide similar interstate services under the NGPA, the FERC expanded the impact of open access regulations to intrastate commerce.

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

    The courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines. However, some appeals remain pending and the FERC continues to review and modify its regulations regarding the transportation of natural gas. For example, in 2000, the FERC issued Order No. 637, which:

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

    In the past, Congress has been very active in the area of gas regulation. However, as discussed above, the more recent trend has been in favor of deregulation and the promotion of competition in the gas industry. There regularly are other legislative proposals pending in the Federal and state legislatures which, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on the production and marketing of gas from the Net Profits Properties. Similarly, and despite the trend toward federal deregulation of the natural gas industry, whether or to what extent that trend will continue, or what the ultimate effect will be on the production and marketing of gas from the Net Profits Properties, cannot be predicted.

    FEDERAL REGULATION OF PETROLEUM. Sales of oil and natural gas liquids from the Royalty Properties are not regulated and are at market prices. The price received from the sale of these products is affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. These regulations have generally been approved on judicial review. Every five years, the FERC will examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. The first such review took place in 2000, and the FERC decided to continue use of the previously in effect index. Devon is not able to predict with certainty what effect, if any these federal regulations will have on it.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the year ended December 31, 2001.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED HOLDER MATTERS.

    The Depositary Units are traded on the New York Stock Exchange--ticker symbol SFF. The high and low closing sales prices and distributions for each quarter in the years ended December 31, 2000 and 2001 were as follows (in dollars):

                                                      CLOSING SALES
                                                         PRICES
                                                   -------------------   DISTRIBUTION
                                                     LOW        HIGH         PAID
                                                   --------   --------   ------------
2000
  First Quarter..................................   $16.94     $18.88      $0.53363
  Second Quarter.................................    18.00      20.06       0.60860
  Third Quarter..................................    19.44      20.38       0.61512
  Fourth Quarter.................................    19.81      21.69       0.73509
2001
  First Quarter..................................   $21.15     $23.45      $0.70255
  Second Quarter.................................    21.73      23.30       0.75309
  Third Quarter..................................    21.39      22.98       0.57869
  Fourth Quarter.................................    20.90      23.28       0.89775

    At March 1, 2002, the 6,300,000 Depositary Units outstanding were held by 275 holders of record.

ITEM 6. SELECTED FINANCIAL DATA.

                                              2001       2000       1999       1998       1997
                                            --------   --------   --------   --------   --------
                                                     (THOUSANDS, EXCEPT PER UNIT DATA)
Period Ended December 31,:
  Distributable Cash......................  $ 18,422   $ 15,702   $ 10,501   $ 10,859   $ 12,354
  Distributable Cash per Trust Unit.......   2.92414    2.49244    1.66689    1.72368    1.96096
At December 31,:
  Investment in Royalty Interests, net....  $ 16,951   $ 21,057   $ 26,387   $ 32,218   $ 39,874
  Trust Corpus............................    17,007     21,093     26,446     32,280     40,051

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL; LIQUIDITY AND CAPITAL RESOURCES

    Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992 with JPMorgan Chase Bank, formerly The Chase Manhattan Bank, successor by merger to Chase Bank of Texas, National Association, formerly Texas Commerce Bank, National Association as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the "Royalty Properties") conveyed to the Trust by Devon SFS Operating, Inc. ("Devon"), formerly Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. ("Santa Fe"). The Trust is a passive entity with the Trustee's primary responsibility being the collection and distribution of proceeds from the Royalty Interests and the payment of Trust liabilities and expenses (see Note 1 to the financial statements of the Trust). The Royalty Interests consist of two term royalty interests in two production units (the Wasson ODC Unit and the Wasson Willard Unit) in the Wasson field in west Texas (the "Wasson Royalties") and a net profits royalty interest (the "Net Profits Royalties") in certain royalty and working interest properties in a diversified portfolio of properties located predominantly in Texas, Louisiana and Oklahoma (the "Net Profits Properties"). Under the terms of the Trust Agreement, the Trustee cannot engage in any other business or commercial activity or acquire any asset other than the Royalty Interests initially conveyed to the Trust. Therefore, the Royalty Interests are the sole source of funds for the Trust from which to pay expenses and liabilities and make distributions to the holders of the Trust Units. The Trust will be liquidated on or before February 15, 2008 (the "Liquidation Date").

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

    For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.38 per Trust Unit per quarter. On
August 28, 2001, and as required by the Trust Agreement, the Trust released its Net Profits Royalty interest in certain Net Profits Properties in connection with the sale by Devon of these properties. The Trust received 90% of the net proceeds, $1.6 million, from this sale in the fourth quarter 2001 distribution. As a result of this sale and the sale of certain Net Profits Properties in 1999, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.38 per Depositary Unit, a proportionate reduction of the Aggregate Support Payment Limitation Amount from $20.0 million to
$18.9 million and a proportionate reduction in the distribution per Depositary Unit over which Devon is entitled to recoup Support Payments from $0.45 per Depositary Unit to $0.43 per Depositary Unit. Such Support Payments are limited to Devon's remaining royalty interest in the Wasson ODC Unit. If Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of Support Payments, net of any amounts recouped, is limited to $18.9 million on a revolving basis. From inception through the end of 2001, the Trust received Support Payments totalling $4.2 million. Devon has recouped all such payments. Future recoupments will be made only to the extent of future support payments. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make distributions of $0.38 per Trust Unit per quarter.

    Trust expenses include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and other out-of-pocket expenses. From time to time Devon may, at its sole discretion and without any obligation to do so, advance funds to the Trust for the timely payment of such expenses and receive reimbursement therefor in later periods. In addition, the Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that such borrowings are repaid in full prior to making further distributions to the holders of the Trust Units. As of December 31, 2001, there were no outstanding advances from Devon to the Trust.

    Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's weighted average crude oil sales price (excluding the effect of Support Payments and recoupments) for 2001, 2000 and 1999 was $26.55, $25.27 and $13.47, respectively (see Results of Operations).

    Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's weighted average price per Mcf for natural gas in 2001, 2000 and 1999 was $4.97, $2.71 and $1.89 respectively.

RESULTS OF OPERATIONS

    The Trust's results of operations are dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties.

    Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payments of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the first quarter of 2002 reflects revenues received and costs and expenses paid by Devon in the fourth quarter of 2001. On February 28, 2002, the Trust made a cash distribution of $2.9 million, or $0.46411 per Trust Unit, to unitholders of record on February 15, 2002.

                                                       YEAR ENDED DECEMBER 31,             FIRST
                                                 ------------------------------------     QUARTER
                                                    2001         2000         1999         2002
                                                 ----------   ----------   ----------   -----------
                                                                                        (UNAUDITED)
VOLUMES AND PRICES
  Oil Volumes (Bbls)
    Wasson ODC Royalty.........................     252,200      263,600      274,400       62,500
    Wasson Willard Royalty.....................      77,000       93,000      110,000       18,300
    Net Profits Royalties......................     158,456      235,034      245,509       54,897
    Support Payments...........................          --           --      165,301           --
  Gas Volumes (Mcf):
    Net Profits Royalties......................   1,695,107    1,896,837    2,265,233      415,760
  Oil Average Prices ($/Bbl) per unit data
    Wasson ODC Royalty.........................  $    26.00   $    26.96   $    14.65     $  19.62
    Wasson Willard Royalty.....................       26.23        26.78        14.45        19.58
    Net Profits Royalties......................       27.57        22.79        11.72        20.29
    Support Payments...........................          --           --        12.17           --
  Gas Average Prices ($/Mcf):
    Net Profits Royalties......................        4.97         2.71         1.89         2.82
CASH PROCEEDS AND DISTRIBUTABLE CASH (IN
  THOUSANDS OF DOLLARS, EXCEPT AS NOTED)
  Wasson ODC Royalty:
    Sales......................................       6,556   $    7,107   $    4,021     $  1,226
    Operating Expenses.........................        (464)        (454)        (358)        (116)
                                                 ----------   ----------   ----------     --------
                                                      6,092        6,653        3,663        1,110
                                                 ----------   ----------   ----------     --------
  Wasson Willard Royalty:
    Sales......................................       2,020        2,489        1,589          358
    Operating Expenses.........................        (120)        (142)        (115)         (28)
                                                 ----------   ----------   ----------     --------
                                                      1,900        2,347        1,474          330
                                                 ----------   ----------   ----------     --------
  Net Profits Royalties:
    Sales......................................      12,813       10,510        7,327          307
    Proceeds From the Sale of Property.........       1,640           --        1,813           --
    Operating Expenses.........................      (2,900)      (2,374)      (2,641)        (619)
    Capital Expenditures.......................        (534)        (632)        (772)         (37)
                                                 ----------   ----------   ----------     --------
                                                     11,019        7,504        5,727        1,651
                                                 ----------   ----------   ----------     --------
  Support Payment (Recoupments)................          --         (275)         181           --
                                                 ----------   ----------   ----------     --------
  Total Royalties..............................      19,011       16,229       11,045        3,091
  Administrative Fee to Devon..................        (264)        (252)        (244)         (67)
                                                 ----------   ----------   ----------     --------
  Payment Received.............................      18,747       15,977       10,801        3,024
  Cash Withheld for Trust Expenses.............        (325)        (275)        (300)        (100)
                                                 ----------   ----------   ----------     --------
  Distributable Cash...........................  $   18,422   $   15,702   $   10,501     $  2,924
                                                 ==========   ==========   ==========     ========
  Distributable Cash Per Unit..................  $  2.92414   $  2.49244   $  1.66689     $0.46411
                                                 ==========   ==========   ==========     ========

    Sales increased $1.3 million from 2000 to 2001. Sales increased
$4.5 million due to a $2.26 per Mcf increase in the average gas price from 2000 to 2001 and a $1.28 per barrel increase in the average price of oil from $25.27 per barrel in 2000 to $26.55 per barrel in 2001. A decrease in production of approximately 137,600 barrels of oil equivalent caused sales to decrease by $3.2 million. This reduction was primarily the result of the sale of certain Net Profits Properties, natural declines and declines in the Wasson Royalties oil production.

    Sales increased $7.2 million from 1999 to 2000. Sales increase $8.5 million due to a $11.80 per barrel increase in the average price of oil from $13.47 per barrel in 1999 to $25.27 per barrel in 2000 and due to an $0.82 per Mcf increase in the average gas price during the same period. A decrease in production of approximately 99,700 barrels of oil equivalent caused sales to decrease by $1.3 million. This reduction was primarily the result of the sale of certain Net Profits Properties, natural declines and declines in the Wasson Royalties oil production.

    Proceeds from the sale of property were $1.6 million in 2001 and $1.8 million in 1999 due to the sale of certain Net Profits Properties in those years.

    Depending on factors such as sales prices and volumes and level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the trust to make a distribution of $0.38 per Trust Unit per quarter. (see--General; Liquidity and Capital Resources).

    Operating expenses increased $0.5 million from 2000 to 2001. These increases were primarily related to timing of payments and an increase in production taxes as a result of the increase in oil and gas revenues.

    Operating expenses decreased $0.1 million from 1999 to 2000. This decrease was primarily related to a drop in expenses as a result of the sale of certain Net Profits Properties in 1999 partially offset by an increase in production taxes as a result of the increase in oil and gas revenues.

    Proceeds from the Net Profits Properties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures in 2001, 2000 and 1999 totaled $534,000, $632,000 and $772,000, respectively.

CRITICAL ACCOUNTING POLICIES

    The financial statements of the Trust are prepared on the cash basis of accounting for revenues and expenses. Royalty income is recorded when received (generally during the quarter following the end of the quarter in which the income from the Royalty Properties is received by Devon) and is net of any cash basis exploration and development expenditures and amounts reserved for any future exploration and development costs. Expenses of the Trust, which will include accounting, engineering, legal, and other professional fees, Trustee fees, and administrative fee paid to Devon and out-of-pocket expenses are recognized when paid. Under accounting principles generally accepted in the United States of America, revenues and expenses would be recognized on an accrual basis. Amortization of the Trust's investment in Royalty Interest is recorded using the unit-of-production method in the period in which the cash is received with respect to such production; therefore, a statement of cash flows is not presented.

    The Trust's use of cash basis accounting is based upon the focus of the Trust's operations to distribute available cash to unit holders on a quarterly basis.

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

    None

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (A)(1)FINANCIAL STATEMENTS

    The following financial statements are included in this Annual Report on Form 10-K on the pages as indicated:

                                                               PAGE IN
                                                                 THIS
                                                              FORM 10-K
                                                              ----------
Audited Financial Statements
  Independent Auditors' Reports.............................       38
  Statement of Cash Proceeds and Distributable Cash for the
    Years Ended December 31, 2001, 2000 and 1999............       40
  Statement of Assets and Trust Corpus as of December 31,
    2001 and 2000...........................................       40
  Statement of Changes in Trust Corpus for the Years Ended
    December 31, 2001, 2000 and 1999........................       41
  Notes to Financial Statements.............................       42
Unaudited Financial Information
  Supplemental Information to the Financial Statements......       45

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

    None

                          INDEPENDENT AUDITORS' REPORT

To the Trustee and Unitholders
  of the Santa Fe Energy Trust

We have audited the statements of cash proceeds and distributable cash, statements of assets and trust corpus and statements of changes in trust corpus listed in the accompanying index appearing under Item 14(a)(1) on page 37 as of December 31, 2001 and 2000 and for the years then ended. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Santa Fe Energy Trust as of December 31, 2001 and 2000, and the cash proceeds and distributable cash and the changes in trust corpus for the years ended December 31, 2001 and 2000, on the basis of accounting described in Note 2.

                                                           KPMG LLP

Oklahoma City, Oklahoma
March 8, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Trustee and Unitholders
  of the Santa Fe Energy Trust

We have audited the statement of cash proceeds and distributable cash and statement of changes in trust corpus listed in the accompanying index appearing under Item 14(a)(1) on page 37 for the year ended December 31, 1999. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the cash proceeds and distributable cash and the changes in trust corpus of the Santa Fe Energy Trust for the year ended December 31, 1999 on the basis of accounting described in Note 2.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 25, 2000

                             SANTA FE ENERGY TRUST
               STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Royalty Income
  ODC Royalty...............................................  $  6,092   $  6,653   $  3,663
  Willard Royalty...........................................     1,900      2,347      1,474
  Net Profits Royalty.......................................    11,019      7,504      5,727
  Support payment (recoupment)..............................        --       (275)       181
                                                              --------   --------   --------
Total Royalties.............................................    19,011     16,229     11,045
Administrative Fee to Devon Energy Corporation..............      (264)      (252)      (244)
Cash Withheld for Trust Expenses............................      (325)      (275)      (300)
                                                              --------   --------   --------
Distributable Cash..........................................  $ 18,422   $ 15,702   $ 10,501
                                                              ========   ========   ========
Distributable Cash per Trust Unit (in dollars)..............  $2.92414   $2.49244   $1.66689
                                                              ========   ========   ========
Trust Units Outstanding.....................................     6,300      6,300      6,300
                                                              ========   ========   ========

                     STATEMENTS OF ASSETS AND TRUST CORPUS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                     ASSETS
Current Assets--Cash........................................  $     56   $     36
                                                              --------   --------

Investment in Royalty Interests, at cost....................    87,276     87,276
Less: Accumulated Amortization..............................   (70,325)   (66,219)
                                                              --------   --------
                                                                16,951     21,057
                                                              --------   --------
Total Assets................................................  $ 17,007   $ 21,093
                                                              ========   ========
                                  TRUST CORPUS
Trust Corpus, 6,300,000 Trust Units issued and
  outstanding...............................................  $ 17,007   $ 21,093
                                                              ========   ========

    The accompanying notes are an integral part of the financial statements.

                             SANTA FE ENERGY TRUST
                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                 (IN THOUSANDS)

Balance at December 31, 1998................................  $ 32,280
  Cash Proceeds.............................................    10,801
  Cash Distributions........................................   (10,501)
  Trust Expenses............................................      (303)
  Amortization of Royalty Interests.........................    (5,831)
                                                              --------
Balance at December 31, 1999................................    26,446
  Cash Proceeds.............................................    15,977
  Cash Distributions........................................   (15,702)
  Trust Expenses............................................      (298)
  Amortization of Royalty Interests.........................    (5,330)
                                                              --------
Balance at December 31, 2000................................    21,093
  Cash Proceeds.............................................    18,747
  Cash Distributions........................................   (18,422)
  Trust Expenses............................................      (305)
  Amortization of Royalty Interests.........................    (4,106)
                                                              --------
Balance at December 31, 2001................................  $ 17,007
                                                              ========

    The accompanying notes are an integral part of the financial statements.

                             SANTA FE ENERGY TRUST
                         NOTES TO FINANCIAL STATEMENTS

(1) THE TRUST

    Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992, with JPMorgan Chase Bank, formerly The Chase Manhattan Bank, successor by merger to Chase Bank of Texas, National Association formerly Texas Commerce Bank, National Association as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the "Royalty Properties") conveyed to the Trust by Devon SFS Operating, Inc. ("Devon"), formerly Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. ("Santa Fe"). The Royalty Interests consist of two term royalty interests in two production units in the Wasson field in west Texas (the "Wasson Royalties") and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in twelve states (the "Net Profits Royalties"). The Royalty Interests are passive in nature and the Trustee has no control over or responsibility relating to the operation of the Royalty Properties. The Trust will be liquidated on February 15, 2008 (the "Liquidation Date").

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

    For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") from Devon to the extent it needs such payments to distribute $0.38 per Trust Unit per quarter. On August 28, 2001, and as required by the Trust Agreement, the Trust released its Net Profits Royalty interest in certain Net Profits Properties in connection with the sale by Devon of these properties. The Trust received 90% of the net proceeds from this sale, $1.6 million, in the fourth quarter 2001 distribution. As a result of this sale and the sale of certain Net Profits Properties in 1999, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.38 per Depositary Unit, a proportionate reduction of the Aggregate Support Payment Limitation Amount from $20.0 million to
$18.9 million and a proportionate reduction in the distribution per Depositary Unit over which Devon is entitled to recoup Support Payments from $0.45 per Depositary Unit to $0.43 per Depositary Unit. Such Support Payments are limited to Devon's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped, will be limited to $18.9 million on a revolving basis. From inception through

                             SANTA FE ENERGY TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(3) THE ROYALTY INTERESTS (CONTINUED)
the end of 2001 the Trust received Support Payments totalling $4.2 million. Devon has recouped all such payments. Future recoupment will be made only to the extent of future Support Payments.

(4) DISTRIBUTIONS TO TRUST UNIT HOLDERS

    The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

                                                      ROYALTY           DISTRIBUTIONS
                                                      PAYMENT     -------------------------
                                                      RECEIVED     AMOUNT    PER TRUST UNIT
                                                     ----------   --------   --------------
                                                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
2001
  First quarter....................................  $ 4,476      $ 4,426       $0.70255
  Second quarter...................................    4,794        4,744        0.75309
  Third quarter....................................    3,771        3,646        0.57869
  Fourth quarter...................................    5,706        5,606        0.88981
                                                     -------      -------       --------
                                                      18,747       18,422        2.92414
                                                     =======      =======       ========
2000
  First quarter....................................  $ 3,462(a)   $ 3,362       $0.53363
  Second quarter...................................    3,909        3,834        0.60860
  Third quarter....................................    3,925        3,875        0.61512
  Fourth quarter...................................    4,681        4,631        0.73509
                                                     -------      -------       --------
                                                      15,977       15,702        2.49244
                                                     =======      =======       ========
1999
  First quarter....................................  $ 2,520(b)   $ 2,520       $0.40000
  Second quarter...................................    2,695(c)     2,520        0.40000
  Third quarter....................................    2,570(d)     2,520        0.40000
  Fourth quarter...................................    3,016(e)     2,941        0.46689
                                                     -------      -------       --------
                                                      10,801       10,501        1.66689
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

          SUPPLEMENTAL INFORMATION TO FINANCIAL STATEMENTS (UNAUDITED)

OIL AND GAS RESERVES

    The following table sets forth changes in the Royalty Interests' proved oil and gas reserves (all located in the United States) for each of the three years ended December 31, 2001. The year-end reserves were prepared by Ryder Scott Company, independent petroleum consultants. Proved reserve quantities for each of the Wasson Royalties are calculated by multiplying the net revenue interest attributable to each of the Wasson Royalties in effect for a given year by the total amount of oil estimated to be economically recoverable from the respective production units, subject to quarterly production limitations and additional "Support Payments." The volume of reserves attributable to the Support Payments is calculated assuming an additional royalty interest in the Wasson ODC property. Reserve quantities are calculated differently for the Net Profits Royalties because such interests do not entitle the Trust to a specific quantity of oil or gas but to the Net Proceeds derived therefrom. Proved reserves attributable to the Net Profits Royalties are calculated by deducting from estimated quantities of oil and gas reserves an amount of oil and gas sufficient, if sold at the prices used in preparing the reserve estimates for the Net Profits Royalties, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Royalties. Accordingly, the reserves presented for the Net Profits Royalties reflect quantities of oil and gas that are free of future costs or expenses if the price and cost assumptions set forth in the applicable reserve report occur.

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

                                                              CRUDE OIL AND    NATURAL GAS
                                                             LIQUIDS (MBBLS)     (MMCF)
                                                             ---------------   -----------
                                                                      (UNAUDITED)
Proved reserves at December 31, 1998.......................        5,252           7,367
  Revision of previous estimates...........................       (1,085)          2,062
  Sales of minerals-in-place...............................          (18)           (833)
  Extensions, discoveries and additions....................           --              --
  Production...............................................         (718)         (2,160)
                                                                  ------          ------
Proved reserves at December 31, 1999.......................        3,431           6,436
  Revisions of previous estimates..........................          460           3,284
  Extensions, discoveries and additions....................           --              --
  Production...............................................         (561)         (1,799)
                                                                  ------          ------
Proved reserves at December 31, 2000.......................        3,330           7,921
  Revisions of previous estimates..........................         (496)           (760)
  Sales of minerals-in-place...............................          (56)            (29)
  Extensions, discoveries and additions....................           --              --
  Production...............................................         (501)         (1,743)
                                                                  ------          ------
Proved reserves at December 31, 2001.......................        2,277           5,389
                                                                  ======          ======
Proved developed reserves at December 31,
  1998.....................................................        5,252           7,367
  1999.....................................................        3,431           6,436
  2000.....................................................        3,330           7,921
  2001.....................................................        2,277           5,389

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

    The information presented relates to the operations of the Royalty Properties for the calendar years ended December 31, 2001, 2000 and 1999. Proceeds from the sales of production were received by the Trust during the second, third and fourth quarters of the year indicated and the first quarter of the subsequent year.

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

    The sales prices used in the calculation of estimated future net cash flows are based on the prices in effect at year-end with consideration of price changes only to the extent provided by contractual arrangements in existence at year-end.

    Operating costs and ad valorem and production taxes are estimated based on current costs with respect to producing oil and gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions.

    The information presented with respect to estimated future net revenues and cash flows and the present value thereof is not intended to represent the fair value of oil and gas reserves. Actual future sales prices and production and development costs may vary significantly from those in effect at December 31, 2001, 2000 and 1999 and actual future production may not occur in the periods or amounts projected. This information is presented to allow a reasonable comparison of reserve values prepared using standardized measurement criteria and should be used only for that purpose.

    The standardized measure of discounted future net cash flows from the Royalty Interests' proved oil and gas reserve quantities at December 31, 2001, 2000 and 1999 are presented in the following table (in thousands of dollars):

                                                                 DECEMBER 31,
                                                        ------------------------------
                                                          2001       2000       1999
                                                        --------   --------   --------
                                                                 (UNAUDITED)
Future cash inflows...................................  $ 53,559    157,848     93,721
Future Costs:
  Production..........................................     2,536      3,706      4,300
  Development.........................................        --         --         --
Future income taxes...................................        --         --         --
                                                        --------   --------   --------
Net future cash flows.................................    51,023    154,142     89,421
Discount at 10% for timing of cash flows..............   (15,020)   (53,173)   (28,785)
                                                        --------   --------   --------
Standardized measure of discounted future net cash
  flows for proved reserves...........................  $ 36,003    100,969     60,636
                                                        ========   ========   ========

    As of December 31, 2001 total estimated future net cash flows available for Support Payments were approximately $5.1 million.

    The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands of dollars):

                                                           2001       2000       1999
                                                         --------   --------   --------
                                                                  (UNAUDITED)
Balance at beginning of year...........................  $100,969     60,636     42,452
                                                         --------   --------   --------
  Production, net of related property taxes(a).........   (19,545)   (17,135)   (12,852)
  Extensions, discoveries and other additions..........        --         --         --
  Sales of minerals-in-place...........................    (1,174)        --     (1,735)
  Net changes in prices and costs......................   (51,055)    43,575     49,405
  Revisions of previous estimates......................    (1,182)     8,276    (20,455)
  Interest factor--accretion of discount...............     7,990      5,617      3,821
                                                         --------   --------   --------
                                                          (64,966)    40,333     18,184
                                                         --------   --------   --------
Balance at end of year.................................  $ 36,003    100,969     60,636
                                                         ========   ========   ========

------------------------

(a) Relates to the operations of the Royalty Properties for the calendar years ended December 31, 2001, 2000 and 1999. The proceeds related to such operations were received by the Trust during the second, third and fourth quarters of the year indicated and the first quarter of the subsequent year.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 25TH DAY OF MARCH, 2002.

                                                       SANTA FE ENERGY TRUST

                                                       By   JPMORGAN CHASE BANK,
                                                            TRUSTEE

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