Form 10-Q
period 2002-03-31
SANTA FE ENERGY TRUST
filed 2002-05-15
CIK 893486

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR

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

                                 Yes /X/  No / /

           Depository Units outstanding at April 30, 2002--6,300,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             SANTA FE ENERGY TRUST
         STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Royalty income
  ODC royalty...............................................  $  1,110   $  1,796
  Willard royalty...........................................       330        635
  Net profits royalty.......................................     1,651      2,109
                                                              --------   --------
Total royalties.............................................     3,091      4,540
Administrative fee to Devon Energy Corporation..............       (67)       (64)
Cash withheld for trust expenses............................      (100)       (50)
                                                              --------   --------
Distributable cash..........................................  $  2,924   $  4,426
                                                              ========   ========
Distributable cash per trust unit...........................  $0.46411   $0.70255
                                                              ========   ========
Trust units outstanding.....................................     6,300      6,300
                                                              ========   ========

         STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current Assets:
Cash........................................................    $      5      $     56
Receivable from Devon Energy Corp...........................         100            --
                                                                --------      --------
  Total Current Assets......................................         105            56
                                                                --------      --------
Investment in royalty interests, at cost....................      87,276        87,276
Less: accumulated amortization..............................     (71,427)      (70,325)
                                                                --------      --------
                                                                  15,849        16,951
                                                                --------      --------
Total assets................................................    $ 15,954      $ 17,007
                                                                ========      ========

                                      TRUST CORPUS
Trust corpus, 6,300,000 trust units issued and
  outstanding...............................................    $ 15,954      $ 17,007
                                                                ========      ========

    The accompanying notes are an integral part of the financial statements.

                             SANTA FE ENERGY TRUST
               STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (IN THOUSANDS)

Balance at December 31, 2000................................  $21,093
  Cash proceeds.............................................    4,476
  Cash distributions........................................   (4,426)
  Trust expenses............................................      (76)
  Amortization of royalty interests.........................     (842)
                                                              -------
Balance at March 31, 2001...................................  $20,225
                                                              =======

Balance at December 31, 2001................................  $17,007
  Cash proceeds.............................................    3,024
  Cash distributions........................................   (2,924)
  Trust expenses............................................      (51)
  Amortization of royalty interests.........................   (1,102)
                                                              -------
Balance at March 31, 2002...................................  $15,954
                                                              =======

    The accompanying notes are an integral part of the financial statements.

                             SANTA FE ENERGY TRUST

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. THE TRUST

    The financial statements at March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of Devon Energy Corporation, necessary for a fair presentation of the financial position and cash proceeds and distributable cash of the Santa Fe Energy Trust for the interim periods.

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

    For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.38 per Trust Unit per quarter ("Minimum Quarterly Royalty"). As a result of the sale of certain Net Profits Properties in 2001 and 1999, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.38 per Depositary Unit and a proportionate reduction of the Aggregate Support Payment Limitation Amount from $20.0 million to $18.9 million. Such Support Payments are limited to Devon's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped (Aggregate Support Payment Limitation Amount), is limited to $18.9 million on a revolving basis. From inception through the end of the first quarter 2002, the Trust had received Support Payments totaling $4.2 million. Devon has recouped all such payments.

NOTE 4. DISTRIBUTION TO TRUST UNIT HOLDERS

    The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

                                                     ROYALTY              DISTRIBUTIONS
                                                     PAYMENT        -------------------------
                                                     RECEIVED        AMOUNT    PER TRUST UNIT
                                                     --------       --------   --------------
                                                       (IN THOUSANDS, EXCEPT PER UNIT DATA)
2001
  First quarter....................................  $ 4,476        $ 4,426       $0.70255
  Second quarter...................................    4,794          4,744        0.75309
  Third quarter....................................    3,771          3,646        0.57869
  Fourth quarter...................................    5,706          5,606        0.88981
                                                     -------        -------       --------
                                                     $18,747        $18,422        2.92414
                                                     =======        =======       ========
2002
  First quarter....................................  $ 3,024        $ 2,924       $0.46411

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

    For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.38 per Trust Unit per quarter. As a result of the sale of certain Net Profits Properties in 2001 and 1999, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.38 per Depositary Unit, a proportionate reduction of the Aggregate Support Payment Limitation Amount from $20.0 million to $18.9 million and a reduction in the distribution per Depositary Unit over which Devon is entitled to recoup Support Payments from $0.45 per Depositary Unit to $0.43 per Depositary Unit. Such Support Payments are limited to Devon's remaining royalty interest in the Wasson ODC Unit. If Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of Support Payments, net of any amounts recouped, is limited to $18.9 million on a revolving basis. From inception through the end of the first quarter of 2002, Support Payments received by the Trust totaled $4.2 million. Devon has recouped all such Support Payments. Future recoupments will be made only to the extent of future Support Payments. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters ending December 31, 2002, to allow the Trust to make distributions of $0.38 per Trust Unit per quarter.

    Trust expenses include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and other out-of-pocket expenses. From time to time Devon may, at its sole discretion and without any obligation to do so, advance funds to the Trust for the timely payment of such expenses and receive reimbursement therefor in later periods. In addition, the Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that such borrowings are repaid in full prior to making further distributions to the holders of the Trust Units. Currently there are no such borrowings outstanding or contemplated other than the above-described advances which Devon may continue to make.

    Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's weighted average crude oil sales price (excluding the effect of Support Payments and recoupments) for the first quarter of 2002 was $19.88 per barrel compared with $30.38 per barrel for the same period in 2001 (see Results of Operations). Crude oil prices with respect to the Trust's results in the second quarter of 2002 averaged $17.02 per barrel.

    Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's weighted average price for natural gas in the first quarter of 2002 was $2.82 per Mcf compared with $4.28 per Mcf received in the first quarter of 2001. Natural gas prices with respect to the Trust's results in the second quarter of 2002 averaged $2.34 per Mcf on the Royalty Properties.

RESULTS OF OPERATIONS

    The Trust's results of operations are dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties.

    Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the second quarter of 2002 reflects revenues received and costs and expenses paid by Devon in the first quarter of 2002. On May 31, 2002, the Trust will make a cash distribution of $2.4 million, or $0.38 per Trust Unit, to unitholders of record on May 15, 2002.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,         SECOND
                                                              -------------------   QUARTER
                                                                2002       2001       2002
                                                              --------   --------   --------
VOLUMES AND PRICES
  Oil volumes (Bbls):
    Wasson ODC royalty......................................    62,500     64,700     65,700
    Wasson Willard royalty..................................    18,300     22,100     15,200
    Net profits royalties...................................    54,897     35,950     38,567
  Gas volumes (Mcf):
    Net profits royalties...................................   415,760    367,421    421,700
  Oil average prices ($/Bbl):
    Wasson ODC royalty......................................  $  19.62   $  29.52   $  17.43
    Wasson Willard royalty..................................     19.58      30.27      17.40
    Net profits royalty.....................................     20.29      31.97      16.18
    Support Payments........................................        --         --      17.43
  Gas average prices ($/Mcf):
    Net profits royalties...................................      2.82       4.28       2.34
CASH PROCEEDS AND DISTRIBUTABLE CASH (IN THOUSANDS, EXCEPT
  PER UNIT DATA)
  Wasson ODC royalty:
    Sales...................................................  $  1,226   $  1,911   $  1,145
    Operating expenses......................................      (116)      (115)       (97)
                                                              --------   --------   --------
                                                                 1,110      1,796      1,048
                                                              --------   --------   --------
  Wasson Willard royalty:
    Sales...................................................       358        669        264
    Operating expenses......................................       (28)       (34)       (20)
                                                              --------   --------   --------
                                                                   330        635        244
                                                              --------   --------   --------
  Net profits royalty:
    Sales...................................................     2,307      2,724      1,612
    Operating expenses......................................      (619)      (504)      (635)
    Capital expenditures....................................       (37)      (111)        (9)
                                                              --------   --------   --------
                                                                 1,651      2,109        968
                                                              --------   --------   --------
Support payment.............................................        --         --        253
                                                              --------   --------   --------
Total royalties.............................................     3,091      4,540      2,513
Administrative fee to Devon.................................       (67)       (64)       (69)
                                                              --------   --------   --------
Payment received............................................     3,024      4,476      2,444
Cash withheld for trust expenses............................      (100)       (50)       (50)
                                                              --------   --------   --------
Distributable cash..........................................  $  2,924   $  4,426   $  2,394
                                                              ========   ========   ========
Distributable cash per unit.................................  $0.46411   $0.70255   $0.38000
                                                              ========   ========   ========

    Sales decreased $1.4 million from the first quarter of 2001 to the first quarter of 2002. Sales decreased $2.0 million due to a $10.50 per barrel decrease in the average price of oil from $30.38 per barrel in the 2001 quarter to $19.88 per barrel in the 2002 quarter and due to a $1.46 per Mcf decrease in the average gas price during the same period. An increase in first quarter 2002's production of approximately 21,000 barrels of oil equivalent caused sales to increase by $0.6 million. This increase was primarily the result of the timing of payments received on oil and gas production from the Net Profits Properties partially offset by declines in the Wasson Royalties oil production.

    Sales decreased $0.8 million from the first quarter of 2002 to the second quarter of 2002. Sales decreased $0.5 million due to a $0.48 per Mcf decrease in the average gas price from the first quarter of 2002 to the second quarter of 2002, and a $2.86 per barrel decrease in the average price of oil from $19.88 per barrel in the first quarter of 2002 to $17.02 per barrel in the second quarter of 2002. A decrease in second quarter 2002's production of approximately 15,000 barrels of oil equivalent caused sales to decrease by $0.3 million. This decrease was primarily the result of the timing of payments received on oil and gas production from the Net Profits Properties.

    Depending on factors such as sales prices and volumes and level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make a distribution of $0.38 per Trust Unit per quarter. (see--General; Liquidity and Capital Resources). Included in the second quarter 2002's distribution was a $0.3 million support payment.

    Operating expenses increased $0.1 million from the first quarter of 2001 to the first quarter of 2002. Operating expenses remained constant from the first quarter of 2001 to the second quarter of 2001.

    Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures in the Trust's first quarter of 2002 totaled $37,000. Capital expenditures for the second quarter of 2002 total $9,000.

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
        (*) Indicates exhibit incorporated by reference

(b) Reports on Form 8-K
    None

                                   SIGNATURE

    Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 2002.

                                                       SANTA FE ENERGY TRUST
                                                       (REGISTRANT)

                                                       By:  JPMORGAN CHASE BANK, TRUSTEE

                                                       By:               /s/ PETE FOSTER
                                                            -----------------------------------------
                                                                           Pete Foster
                                                              SENIOR VICE PRESIDENT & TRUST OFFICER

Date: May 15, 2002

    The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.