Form 10-Q
period 2002-06-30
SANTA FE ENERGY TRUST
filed 2002-08-13
CIK 893486

QuickLinks -- Click here to rapidly navigate through this document

Santa Fe Energy Trust

2002
Second Quarter Report To
Unit Holders

Quarter Ended June 30, 2002

JPMorgan Chase Bank as Trustee for Santa Fe Energy Trust has established a toll free information line for unitholder inquiries at 1-800-852-1422, and an Internet news source may be accessed at www.businesswire.com/cnn/sff.htm

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11450

SANTA FE ENERGY TRUST

(Exact name of registrant as specified in its charter)

Texas (State or other Jurisdiction of Incorporation or Organization)	76-6081498 (I.R.S. Employer Identification No.)
JPMorgan Chase Bank Institutional Trust Services 700 Lavaca Austin, Texas 78701 (Address of Principal Offices, Including Zip Code)

Registrant's telephone number, including area code (512) 479-2562

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

Yes /x/    No / /

Depository Units outstanding at July 31, 2002—6,300,000

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited)
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Royalty income
ODC royalty	$1,048	$1,517	$2,158	$3,313
Willard royalty	244	448	574	1,083
Net profits royalty	968	2,895	2,619	5,004
Support payment	253	—	253	—

Total royalties	2,513	4,860	5,604	9,400
Administrative fee to Devon Energy Corporation	(69)	(66)	(136)	(130)
Cash withheld for trust expenses	(50)	(50)	(150)	(100)

Distributable cash	$2,394	$4,744	$5,318	$9,170

Distributable cash per trust unit	$0.38000	$0.75309	$0.84411	$1.45564

Trust units outstanding	6,300	6,300	6,300	6,300

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands, except unit data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets—cash	$67	$56

Investment in royalty interests, at cost	87,276	87,276
Less: accumulated amortization	(72,427)	(70,325)

	14,849	16,951

Total assets	$14,916	$17,007

LIABILITIES
Current liabilities—Advance from Devon Energy Corporation	75	—
TRUST CORPUS
Trust corpus, 6,300,000 trust units issued and outstanding	14,841	17,007

Total liabilities and trust corpus	$14,916	$17,007

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
Six Months Ended June 30, 2002 and 2001
(in thousands)

Balance at December 31, 2000	$21,093
Cash proceeds	9,270
Cash distributions	(9,170)
Trust expenses	(198)
Amortization of royalty interests	(1,790)

Balance at June 30, 2001	$19,205

Balance at December 31, 2001	$17,007
Cash proceeds	5,468
Cash distributions	(5,318)
Trust expenses	(214)
Amortization of royalty interests	(2,102)

Balance at June 30, 2002	$14,841

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST

NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1. The Trust

        The financial statements at June 30, 2002 and for the three-month and six-month periods then ended are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of Devon Energy Corporation, necessary for a fair presentation of the financial position and cash proceeds and distributable cash of the Santa Fe Energy Trust for the interim periods.

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

  •
  the Trustee shall not engage in any business or commercial activity or acquire any asset other than the Royalty Interests initially conveyed to the Trust;

  •
  the Trustee may not sell all or any portion of the Wasson Royalties or substantially all of the Net Profits Royalties without the prior consent of Devon;

  •
  Devon may sell the Royalty Properties, subject to and burdened by the Royalty Interests, without consent of the holders of the Trust Units; following any such transfer, the Royalty Properties will continue to be burdened by the Royalty Interests and after any such transfer the royalty payment attributable to the transferred property will be calculated separately and paid by the transferee;

  •
  the Trustee may establish a cash reserve for the payment of any liability which is contingent, uncertain in amount or that is not currently due and payable;

  •
  the Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that such borrowings are repaid in full prior to further distributions to the holders of the Trust Units;

  •
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

        For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.38 per Trust Unit per quarter ("Minimum Quarterly Royalty"). As a result of the sale of certain Net Profits Properties in 2001 and 1999, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.38 per Depositary Unit and a proportionate reduction of the Aggregate Support Payment Limitation Amount from $20.0 million to $18.9 million. Such Support Payments are limited to Devon's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped (Aggregate Support Payment Limitation Amount), is limited to $18.9 million on a revolving basis. From inception, the Trust has received Support Payments totalling $4.5 million. Devon has recouped $4.2 million of such payments.

Note 4. Distribution to Trust Unit Holders

        The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

			Distributions
	Royalty Payment Received		Amount	Per Trust Unit
	(in thousands, except per unit data)
2001
First quarter	$4,476	(a)	$4,426	$0.70255
Second quarter	4,794		4,744	0.75309
Third Quarter	3,771		3,646	0.57869
Fourth quarter	5,706		5,606	0.88981

	$18,747		$18,422	2.92414

2002
First quarter	$3,024		$2,924	$0.46411
Second quarter	2,444	(a)	2,394	0.38000

(a)
Includes Support Payment of $252,724 or $0.04012 per Trust Unit.

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

        For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.38 per Trust Unit per quarter. As a result of the sale of certain Net Profits Properties in 2001 and 1999, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.38 per Depositary Unit, a proportionate reduction of the Aggregate Support Payment Limitation Amount from $20.0 million to $18.9 million and a reduction in the distribution per Depositary Unit over which Devon is entitled to recoup Support Payments from $0.45 per Depositary Unit to $0.43 per Depositary Unit. Such Support Payments are limited to Devon's remaining royalty interest in the Wasson ODC Unit. If Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of Support Payments, net of any amounts recouped, is limited to $18.9 million on a revolving basis. From inception, Support Payments received by the Trust totaled $4.5 million. Devon has recouped $4.2 million of such Support Payments. Future recoupments will be made only to the extent of current and future Support Payments. Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters ending December 31, 2002, to allow the Trust to make distributions of $0.38 per Trust Unit per quarter.

        Trust expenses include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and other out-of-pocket expenses. From time to time Devon may, at its sole discretion and without any obligation to do so, advance funds to the Trust for the timely payment of such expenses and receive reimbursement therefor in later periods. In addition, the Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that such borrowings are repaid in full prior to making further distributions to the holders of the Trust Units. As of June 30, 2002, Devon has advanced $75,000 to the Trust. This advance will be recouped from future distributions.

        Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's weighted average crude oil sales price (excluding the effect of Support Payments and recoupments) for the second quarter of 2002 was $17.02 per barrel compared with $26.74 per barrel for the same period in 2001 (see Results of Operations). Crude oil prices with respect to the Trust's results in the third quarter of 2002 averaged $23.56 per barrel on the Royalty Properties. The Trust's weighted average crude oil sales price (excluding the effect of Support Payments and recoupments) for the first six months of 2002 was $18.54 per barrel compared with $28.51 per barrel for the same period of 2001 (see Results of Operations).

        Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's weighted average price for natural gas in the second quarter of 2002 was $2.34 per Mcf compared with $5.78 per Mcf received in the second quarter of 2001. Natural gas prices with respect to the Trust's results in the third quarter of 2002 averaged $2.35 per Mcf on the Royalty Properties. The Trust's weighted average price for natural gas in the first six months of 2002 was $2.58 per Mcf compared with $5.14 per Mcf for the same period of 2001.

Results of Operations

        The Trust's results of operations are dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties.

        Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the

Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the third quarter of 2002 reflects revenues received and costs and expenses paid by Devon in the second quarter of 2002. On August 31, 2001, the Trust will make a cash distribution of $2.7 million, or $0.43000 per Trust Unit, to unitholders of record on August 15, 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
					Third Quarter 2002
	2002	2001	2002	2001
Volumes and Prices
Oil volumes (Bbls):
Wasson ODC royalty	65,700	62,500	128,200	127,200	65,700
Wasson Willard royalty	15,200	18,300	33,500	40,400	15,200
Net profits royalties	38,567	48,797	93,464	84,747	34,328
Gas volumes (Mcf):
Net profits royalties	421,700	494,659	837,460	862,080	307,035
Oil average prices ($/Bbl):
Wasson ODC royalty	$17.43	$25.89	$18.50	$27.74	$25.24
Wasson Willard royalty	17.40	25.86	18.59	28.27	25.18
Net profits royalty	16.18	28.16	18.59	29.77	19.64
Support Payments	17.43	—	17.43	—	—
Gas average prices ($/Mcf):
Net profits royalties	2.34	5.78	2.58	5.14	2.35
Cash Proceeds and Distributable Cash (in thousands, except per unit data)
Wasson ODC royalty:
Sales	$1,145	$1,618	$2,371	$3,529	$1,658
Operating expenses	(97)	(101)	(213)	(216)	(112)

	1,048	1,517	2,158	3,313	1,546

Wasson Willard royalty:
Sales	264	473	622	1,142	383
Operating expenses	(20)	(25)	(48)	(59)	(24)

	244	448	574	1,083	359

Net profits royalty:
Sales	1,612	4,237	3,919	6,961	1,395
Proceeds from property sales	—	—	—	—	187
Operating expenses	(635)	(1,151)	(1,254)	(1,655)	(531)
Capital expenditures	(9)	(191)	(46)	(302)	(39)

	968	2,895	2,619	5,004	1,012

Support payment (recoupment)	253	—	253	—	(89)

Total royalties	2,513	4,860	5,604	9,400	2,828
Administrative fee to Devon	(69)	(66)	(136)	(130)	(69)

Payment received	2,444	4,794	5,468	9,270	2,759
Cash withheld for trust expenses	(50)	(50)	(150)	(100)	(50)

Distributable cash	$2,394	$4,744	$5,318	$9,170	$2,709

Distributable cash per unit	$0.38000	$0.75309	$0.84411	$1.45564	$0.43000

        Sales decreased $3.3 million from the second quarter of 2001 to the second quarter of 2002. Sales decreased $2.6 million due to a $9.72 per barrel decrease in the average price of oil from $26.74 per barrel in the 2001 quarter to $17.02 per barrel in the 2002 quarter and due to a $3.44 per Mcf decrease in the average gas price during the same period. A decrease in second quarter 2002's production of approximately 22,300 barrels of oil equivalent caused sales to decrease by $0.7 million. This reduction was primarily the result of the declining oil and gas production from the Net Profits Properties due to natural declines and sales of certain properties and declines in the Wasson Royalties oil production.

        Sales decreased $4.7 million from the first half of 2001 to the first half of 2002. Sales decreased $4.7 million due to a $9.97 per barrel decrease in the average price of oil from $28.51 per barrel in the first half of 2001 to $18.54 per barrel in the first half of 2002 and due to a $2.56 per Mcf decrease in the average gas price during the same period.

        Sales increased $0.4 million from the second quarter of 2002 to the third quarter of 2002. Sales increased $0.7 million due to a $6.54 per barrel increase in the average price of oil from $17.02 per barrel in the second quarter of 2002 to $23.56 per barrel in the third quarter of 2002 and due to a $0.01 per Mcf increase in the average gas price during the same period. This was partially offset by a decrease in third quarter 2002's production of approximately 23,300 barrels of oil equivalent which caused sales to decrease by $0.3 million. This decrease was primarily the result of the declining oil and gas production from the Net Profits Properties due to natural declines and sales of certain properties.

        Depending on factors such as sales prices and volumes and the level of operating costs and capital expenditures, Support Payments may be required in subsequent quarters to allow the Trust to make a distribution of $0.38 per Trust Unit per quarter. (see—General; Liquidity and Capital Resources).

        Operating expenses decreased $0.5 million from the second quarter of 2001 to the second quarter of 2002. Operating expenses decreased $0.4 million from the first half of 2001 to the first half of 2002. These decreases were primarily related to timing of payments and a decrease in production taxes as a result of the decrease in oil and gas revenues.

        Operating expenses decreased $0.1 million from the second quarter of 2002 to the third quarter of 2002. This decrease was primarily related to timing of payments partially offset by an increase in production taxes as a result of the increase in oil and gas revenues. Operating expenses may fluctuate from quarter to quarter due to the timing of payments.

        Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures in the Trust's second quarter and first half of 2002 totaled $9,000 and $46,000, respectively. Capital expenditures for the third quarter of 2002 totaled $39,000.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

		SEC File or Registration Number	Exhibit Number
3(a)*	Form of Trust Agreement of Santa Fe Energy Trust	33-51760	3.1
4(a)*	Form of Custodial Deposit Agreement	33-51760	4.2
4(b)*	Form of Secure Principal Energy Receipt (included as Exhibit A to Exhibit 4(a))	33-51760	4.1
10(a)*	Form of Net Profits Conveyance (Multi-State)	33-51760	10.1
10(b)*	Form of Wasson Conveyance	33-51760	10.2
10(c)*	Form of Louisiana Mortgage	33-51760	10.3
	(*) Indicates exhibit filed incorporated herein by reference
(b)
Reports on Form 8-K
None

JPMorgan Chase Bank, Trustee Attention: Institutional Trust Services P.O. Box 550 Austin, TX 78789	FIRST CLASS US POSTAGE PAID Permit No. 3 Houston, Texas

SIGNATURE

        Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2002.

SANTA FE ENERGY TRUST (Registrant)
By	JPMORGAN CHASE BANK, TRUSTEE
By	/s/ MIKE ULRICH Mike Ulrich Vice President & Trust Officer

Date: August 13, 2002

        The Registrant, Santa Fe Energy Trust, has no principal or chief executive officer, principal or chief financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, (1) no additional signatures are available and none have been provided and (2) no statements by a chief executive officer and a chief financial officer regarding the accuracy of the information contained herein, as contemplated by the Sarbanes-Oxley Act of 2002, Section 906, have been filed.

QuickLinks

PART I—FINANCIAL INFORMATION
SANTA FE ENERGY TRUST STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited) (In thousands, except per unit data)
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (In thousands, except unit data)
SANTA FE ENERGY TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited) Six Months Ended June 30, 2002 and 2001 (in thousands)
SANTA FE ENERGY TRUST NOTES TO FINANCIAL STATEMENTS (Unaudited)
PART II OTHER INFORMATION
SIGNATURE