Form 10-Q
period 2002-09-30
SANTA FE ENERGY TRUST
filed 2002-11-14
CIK 893486

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11450

SANTA FE ENERGY TRUST

(Exact name of registrant as specified in its charter)

Texas (State or other Jurisdiction of Incorporation or Organization)	76-6081498 (I.R.S. Employer Identification No.)
JPMorgan Chase Bank, Trustee Institutional Trust Services 700 Lavaca Austin, Texas 78701 (Address of Principal Offices, Including Zip Code)

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

Yes /x/    No / /

Depository Units outstanding at October 31, 2002—6,300,000

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Royalty income
ODC royalty	$1,546	$1,355	$3,704	$4,668
Willard royalty	359	403	933	1,486
Net profits royalty	1,012	2,080	3,631	7,084
Support payment (recoupment)	(89)	—	164	—

Total royalties	2,828	3,838	8,432	13,238
Administrative fee to Devon Energy Corporation	(69)	(67)	(205)	(197)
Cash withheld for trust expenses	(50)	(125)	(200)	(225)

Distributable cash	$2,709	$3,646	$8,027	$12,816

Distributable cash per trust unit	$0.43000	$0.57869	$1.27411	$2.03433

Trust units outstanding	6,300	6,300	6,300	6,300

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands, except unit data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets—cash	$35	$56

Investment in royalty interests, at cost	87,276	87,276
Less: accumulated amortization	(73,325)	(70,325)

	13,951	16,951

Total assets	$13,986	$17,007

LIABILITIES
Current liabilities—Advance from Devon Energy Corporation	25	—
TRUST CORPUS
Trust corpus, 6,300,000 trust units issued and outstanding	13,961	17,007

Total liabilities and trust corpus	$13,986	$17,007

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
Nine Months Ended September 30, 2002 and 2001
(in thousands)

Balance at December 31, 2000	$21,093
Cash proceeds	13,041
Cash distributions	(12,816)
Trust expenses	(268)
Amortization of royalty interests	(2,590)

Balance at September 30, 2001	$18,460

Balance at December 31, 2001	$17,007
Cash proceeds	8,227
Cash distributions	(8,027)
Trust expenses	(246)
Amortization of royalty interests	(3,000)

Balance at September 30, 2002	$13,961

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST

NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1. The Trust

        The financial statements at September 30, 2002 and for the three-month and nine-month periods then ended are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of Devon Energy Corporation, necessary for a fair presentation of the financial position and cash proceeds and distributable cash of the Santa Fe Energy Trust for the interim periods.

        Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992, with JPMorgan Chase Bank, formerly The Chase Manhattan Bank, successor by merger to, Chase Bank of Texas, National Association, formerly Texas Commerce Bank, National Association, as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the "Royalty Properties") conveyed to the Trust by Devon Energy Production Company, L.P. ("Devon"), successor by merger to Devon SFS Operating, Inc. formerly known as Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. The Royalty Interests consist of two term royalty interests in two production units in the Wasson field in west Texas (the "Wasson Royalties") and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in twelve states (the "Net Profits Royalties"). The Royalty Interests are passive in nature and the Trustee has no control over or responsibility relating to the operation of the Royalty Properties. The Trust will be liquidated on February 15, 2008 (the "Liquidation Date").

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

        For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.38 per Trust Unit per quarter ("Minimum Quarterly Royalty"). As a result of the sale of certain Net Profits Properties in 2001 and 1999, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.38 per Depositary Unit and a proportionate reduction of the Aggregate Support Payment Limitation Amount from $20.0 million to $18.9 million. Such Support Payments are limited to Devon's remaining royalty interest in the Wasson ODC Unit. If such Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate of the Support Payments, net of any amounts recouped (Aggregate Support Payment Limitation Amount), is limited to $18.9 million on a revolving basis. From inception, the Trust has received Support Payments totalling $4.5 million. Devon has recouped $4.3 million of such payments.

Note 4. Distribution to Trust Unit Holders

        The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

			Distributions
	Royalty Payment Received		Amount	Per Trust Unit
	(in thousands, except per unit data)
2001
First quarter	$4,476		$4,426	$0.70255
Second quarter	4,794		4,744	0.75309
Third quarter	3,771		3,646	0.57869
Fourth quarter	5,706		5,606	0.88981

	$18,747		$18,422	2.92414

2002
First quarter	$3,024		$2,924	$0.46411
Second quarter	2,444	(a)	2,394	0.38000
Third quarter	2,759	(b)	2,709	0.43000

(a)
Includes Support Payment of $252,724 or $0.04012 per Trust Unit.

(b)
Includes Support Recoupment of $88,967 or $0.01412 per Trust Unit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General; Liquidity and Capital Resources

        Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992 with JPMorgan Chase Bank, formerly The Chase Manhattan Bank, successor by merger to Chase Bank of Texas, National Association, formerly Texas Commerce Bank, National Association as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the "Royalty Properties") conveyed to the Trust by Devon Energy Production Company, L.P., successor by merger to Devon SFS Operating Company, Inc. formerly known as Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. The Trust is a passive entity with the Trustee's primary responsibility being the collection and distribution of proceeds from the Royalty Interests and the payment of Trust liabilities and expenses (see Note 1 to the interim financial statements of the Trust). The Royalty Interests consist of two term royalty interests in two production units (the Wasson ODC Unit and the Wasson Willard Unit) in the Wasson field in west Texas (the "Wasson Royalties") and a net profits royalty interest (the "Net Profits Royalties") in certain royalty and working interest properties in a diversified portfolio of properties located predominantly in Texas, Louisiana and Oklahoma (the "Net Profits Properties"). Under the terms of the Trust Agreement, the Trustee cannot engage in any other business or commercial activity or acquire any asset other than the Royalty Interests initially conveyed to the Trust. Therefore, the Royalty Interests are the sole source of funds for the Trust from which to pay expenses and liabilities and make distributions to the holders of the Trust Units. The Trust will be liquidated on or before February 15, 2008 (the "Liquidation Date").

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

        For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent it needs such payments to distribute $0.38 per Trust Unit per quarter. As a result of the sale of certain Net Profits Properties in 2001 and 1999, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.38 per Depositary Unit, a proportionate reduction of the Aggregate Support Payment Limitation Amount from $20.0 million to $18.9 million and a reduction in the distribution per Depositary Unit over which Devon is entitled to recoup Support Payments from $0.45 per Depositary Unit to $0.43 per Depositary Unit. Such Support Payments are limited to Devon's remaining royalty interest in the Wasson ODC Unit. If Support Payments are received, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such Support Payments. The aggregate amount of Support Payments, net of any amounts recouped, is limited to $18.9 million on a revolving basis. From inception, Support Payments received by the Trust totaled

$4.5 million. Devon has recouped $4.3 million of such Support Payments. Future recoupments will be made only to the extent of current and future Support Payments.

        Trust expenses include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and other out-of-pocket expenses. From time to time Devon may, at its sole discretion and without any obligation to do so, advance funds to the Trust for the timely payment of such expenses and receive reimbursement therefor in later periods. In addition, the Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that such borrowings are repaid in full prior to making further distributions to the holders of the Trust Units. As of September 30, 2002, Devon has advanced $25,000 to the Trust. This advance will be recouped from future distributions.

        Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's weighted average crude oil sales price (excluding the effect of Support Payments and recoupments) for the third quarter of 2002 was $23.56 per barrel compared with $25.00 per barrel for the same period in 2001 (see Results of Operations). Crude oil prices with respect to the Trust's results in the fourth quarter of 2002 averaged $27.47 per barrel on the Royalty Properties. The Trust's weighted average crude oil sales price (excluding the effect of Support Payments and recoupments) for the first nine months of 2002 was $20.10 per barrel compared with $27.46 per barrel for the same period of 2001 (see Results of Operations).

        Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's weighted average price for natural gas in the third quarter of 2002 was $2.35 per Mcf compared with $5.25 per Mcf received in the third quarter of 2001. Natural gas prices with respect to the Trust's results in the fourth quarter of 2002 averaged $3.15 per Mcf on the Royalty Properties. The Trust's weighted average price for natural gas in the first nine months of 2002 was $2.52 per Mcf compared with $5.18 per Mcf for the same period of 2001.

Results of Operations

        The Trust's results of operations are dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties.

        Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the fourth quarter of 2002 reflects revenues received and costs and expenses paid by Devon in the third quarter of 2002. On November 30, 2002, the Trust will make a cash distribution of $3.1 million, or $0.49318 per Trust Unit, to unitholders of record on November 19, 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
					Fourth Quarter 2002
	2002	2001	2002	2001
Volumes and Prices
Oil volumes (Bbls):
Wasson ODC royalty	65,700	62,500	193,900	189,700	65,700
Wasson Willard royalty	15,200	18,300	48,700	58,700	15,200
Net profits royalties	34,328	25,999	127,792	110,746	31,253
Gas volumes (Mcf):
Net profits royalties	307,035	410,444	1,144,495	1,272,524	266,449
Oil average prices ($/Bbl):
Wasson ODC royalty	$25.24	$23.56	$20.78	$26.36	$29.25
Wasson Willard royalty	25.18	23.55	20.64	26.80	29.52
Net profits royalty	19.64	29.48	18.87	29.70	22.74
Support Payments	—	—	17.43	—	—
Gas average prices ($/Mcf):
Net profits royalties	2.35	5.25	2.52	5.18	3.15
Cash Proceeds and Distributable Cash (in thousands, except per unit data)
Wasson ODC royalty:
Sales	$1,658	$1,472	$4,029	$5,001	$1,922
Operating expenses	(112)	(117)	(325)	(333)	(124)

	1,546	1,355	3,704	4,668	1,798

Wasson Willard royalty:
Sales	383	431	1,005	1,573	449
Operating expenses	(24)	(28)	(72)	(87)	(27)

	359	403	933	1,486	422

Net profits royalty:
Sales	1,395	2,927	5,314	9,888	1,551
Proceeds from property sales	187	—	187	—	—
Operating expenses	(531)	(722)	(1,785)	(2,377)	(362)
Capital expenditures	(39)	(125)	(85)	(427)	(18)

	1,012	2,080	3,631	7,084	1,171

Support payment (recoupment)	(89)	—	164	—	(164)

Total royalties	2,828	3,838	8,432	13,238	3,227
Administrative fee to Devon	(69)	(67)	(205)	(197)	(69)

Payment received	2,759	3,771	8,227	13,041	3,158
Cash withheld for trust expenses	(50)	(125)	(200)	(225)	(50)

Distributable cash	$2,709	$3,646	$8,027	$12,816	$3,108

Distributable cash per unit	$0.43000	$0.57869	$1.27411	$2.03433	$0.49318

        Sales decreased $1.4 million from the third quarter of 2001 to the third quarter of 2002. Sales decreased $1.1 million due to a $1.44 per barrel decrease in the average price of oil from $25.00 per barrel in the 2001 quarter to $23.56 per barrel in the 2002 quarter and due to a $2.90 per Mcf decrease in the average gas price during the same period. A decrease in third quarter 2002's production of approximately 8,800 barrels of oil equivalent caused sales to decrease by $0.3 million. This reduction was primarily the result of the declining gas production from the Net Profits Properties due to natural declines and sales of certain properties.

        Sales decreased $6.1 million from the first nine months of 2001 to the first nine months of 2002. Sales decreased $5.8 million due to a $7.36 per barrel decrease in the average price of oil from $27.46 per barrel in the first nine months of 2001 to $20.10 per barrel in the first nine months of 2002 and due to a $2.66 per Mcf decrease in the average gas price during the same period. A decrease in the first nine months of 2002's production of approximately 10,100 barrels of oil equivalent caused sales to decrease by $0.3 million. This reduction was primarily the result of the declining gas production from the Net Profits Properties due to natural declines and sales of certain properties and declines in the Wasson Royalties oil production.

        Sales increased $0.5 million from the third quarter of 2002 to the fourth quarter of 2002. Sales increased $0.7 million due to a $3.91 per barrel increase in the average price of oil from $23.56 per barrel in the third quarter of 2002 to $27.47 per barrel in the fourth quarter of 2002 and due to a $0.80 per Mcf increase in the average gas price during the same period. This was partially offset by a decrease in fourth quarter 2002's production of approximately 9,800 barrels of oil equivalent which caused sales to decrease by $0.2 million. This decrease was primarily the result of the declining oil and gas production from the Net Profits Properties due to natural declines and sales of certain properties.

        Operating expenses decreased $0.2 million from the third quarter of 2001 to the third quarter of 2002. Operating expenses decreased $0.6 million from the first nine months of 2001 to the first nine months of 2002. These decreases were primarily related to timing of payments, sales of certain properties and a decrease in production taxes as a result of the decrease in oil and gas revenues.

        Operating expenses decreased $0.1 million from the third quarter of 2002 to the fourth quarter of 2002. This decrease was primarily related to timing of payments partially offset by an increase in production taxes as a result of the increase in oil and gas revenues. Operating expenses may fluctuate from quarter to quarter due to the timing of payments.

        Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures in the Trust's third quarter and first nine months of 2002 totaled $39,000 and $85,000, respectively. Capital expenditures for the fourth quarter of 2002 totaled $18,000.

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

Item 4. Disclosure Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Devon to JPMorgan Chase Bank, as Trustee of the Trust, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

        Within 90 days of the date of this report, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the controls and procedures are generally effective, subject to the limitations on disclosure controls and procedures as set forth below.

        Due to the contractual arrangements of (i) the Trust Agreement and (ii) Devon's conveyances of the Royalty Interests to the Trust regarding information furnished by the working interest owners, there are certain weaknesses that are not subject to change or modification by the Trustee or its employees. Devon operates only a small number of the Royalty Properties and is not expected to be able to significantly influence the operations or future development of the Royalty Properties that are royalty interests or that consist of relatively small working interests. Such operations will generally be controlled by persons unaffiliated with the Trustee and Devon. Devon, however, owns working interests in the Wasson ODC Unit and the Wasson Willard Unit and may be able to exercise some influence, though not control, over unit operations. The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

    •
    The working interest owners alone control (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures, (iii) geological data relating to reserves and (iv) projected production. Neither the Trustee nor Devon (to the extent Devon is not also the working interest owner) control this information, and they rely entirely on the working interest owners to provide accurate and timely information when requested for use in the Trust's reports.

    •
    The Trustee relies on information provided by Devon that is collected by Devon from working interest owners. While the Trustee may request information through Devon, only Devon has authority to request and receive financial information regarding the Royalty Properties from the working interest owners. The Trustee generally does not have any direct contact with working interest owners, other than Devon, and relies on Devon to request and obtain information for use in the Trust's reports.

    •
    Under the terms of the Trust Agreement, the Trustee is entitled to, and in fact does rely, upon certain experts in good faith, including (i) the independent reserve engineer with respect to the annual reserve report and (ii) the independent accountants with respect to audits of financial data provided by Devon and working interest owners. The Trustee makes no independent or direct verification of this financial information. The conveyances also restrict access to and the review of confidential data provided by Devon and working interest owners. While the Trustee has no reason to believe its reliance upon experts is unreasonable, this reliance on experts and restricted access to information may be viewed as a weakness.

        The Trustee does not intend to expand its responsibilities beyond those permitted or required by the Trust Agreement.

        Changes in Internal Controls.    To the knowledge of the Trustee, there have been no significant changes in the Trustee's internal controls or in other factors that could significantly affect the Trustee's internal controls subsequent to the date the Trustee completed its evaluation. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal controls of Devon and the working interest owners.

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
Reports on Form 8-K
None

SIGNATURE

        Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2002.

SANTA FE ENERGY TRUST (Registrant)
By	JPMORGAN CHASE BANK, TRUSTEE
By	/s/ MIKE ULRICH Mike Ulrich Vice President & Trust Officer

Date: November 14, 2002

        The Registrant, Santa Fe Energy Trust, has no principal or chief executive officer, principal or chief financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, (1) no additional signatures are available and none have been provided and (2) no statements by a chief executive officer and a chief financial officer regarding the accuracy of the information contained herein, as contemplated by the Sarbanes-Oxley Act of 2002, Section 906, has been filed.

CERTIFICATION

        I, Mike Ulrich, as Vice President and Trust Officer of JPMorgan Chase Bank, the Trustee, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Santa Fe Energy Trust, for which JPMorgan Chase Bank serves as Trustee;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this quarterly report;

        4.    I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and have:

          a)    designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

        5.    I have disclosed, based on my most recent evaluation, to the registrant's auditors:

          a)    all significant deficiencies in the design or operation of the Trustee's internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the Trustee's internal controls; and

          b)    any fraud, whether or not material, that involves any management or other employees who have a significant role in the Trustee's internal controls; and

        6.    I have indicated in this quarterly report whether or not there were significant changes in the Trustee's internal controls or in other factors that could significantly affect the Trustee's internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        In giving the foregoing certifications, I have relied to the extent I consider reasonable on information provided to me by Devon Energy Production Company, L.P.

Date: November 14, 2002	/s/ MIKE ULRICH Mike Ulrich, Vice President and Trust Officer

QuickLinks

PART I—FINANCIAL INFORMATION
SANTA FE ENERGY TRUST STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited) (In thousands, except per unit data)
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (In thousands, except unit data)
SANTA FE ENERGY TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited) Nine Months Ended September 30, 2002 and 2001 (in thousands)
SANTA FE ENERGY TRUST NOTES TO FINANCIAL STATEMENTS (Unaudited)
PART II OTHER INFORMATION
SIGNATURE
CERTIFICATION