Form 10-K
period 2002-12-31
SANTA FE ENERGY TRUST
filed 2003-03-27
CIK 893486

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-11450

Santa Fe Energy Trust
(Exact name of registrant as specified in its charter)

Texas (State or Other Jurisdiction of Incorporation)	76-6081498 (I.R.S. Employer Identification No.)
JPMorgan Chase Bank, Trustee Institutional Trust Services 700 Lavaca Austin, Texas (Address of Principal Executive Offices)	78701 (Zip Code)

Registrant's telephone number, including area code: (512) 479-2562

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Depositary Units, Evidenced by Secure Principal Energy Receipts	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        On June 28, 2002, the last business day of the most recently completed second fiscal quarter for registrant, the aggregate market value of the 6,300,000 outstanding Despositary Units held by non-affiliates of the registrant was $133,560,000 based on the closing sales price of $21.20 per unit on June 28, 2002.

Depositary Units outstanding at March 3, 2003—6,300,000

Documents Incorporated By Reference:
None.

TABLE OF CONTENTS
PART I

Certain Definitions

        As used herein, the following terms have the meanings indicated: "Bbl" means barrel, "MBbls" means thousand barrels, "Mcf" means thousand cubic feet and "MMcf" means million cubic feet. Natural gas volumes are converted to "barrels of oil equivalent" using the ratio of six Mcf of natural gas to one barrel of crude oil.

PART I

Item 1. Business.

DESCRIPTION OF THE TRUST

        The Santa Fe Energy Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, JPMorgan Chase Bank, formerly The Chase Manhattan Bank, successor by merger to Chase Bank of Texas, National Association, formerly Texas Commerce Bank National Association (the "Trustee" or "JPMorgan Chase Bank"), 700 Lavaca, Austin, Texas 78701. The telephone number of the Trust is (512) 479-2562. On our web site, located at "http://www.businesswire.com/cnn/sff.htm", we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our web site are available free of charge.

        The Trust was formed pursuant to an Organizational Trust Agreement dated as of October 22, 1992. Effective November 19, 1992, the Organizational Trust Agreement was amended and restated by the Trust Agreement of Santa Fe Energy Trust between Devon Energy Production Company, L.P. ("Devon"), successor by merger to Devon SFS Operating, Inc., formerly Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. and JPMorgan Chase Bank (the "Trust Agreement"). Under the terms of the Trust Agreement, Devon conveyed royalty interests in certain oil and gas properties to the Trust. In exchange for the conveyance of such royalty interests, the Trust issued 6,300,000 units of undivided beneficial interest ("Trust Units"). The Trust Units and the Treasury Obligations (hereinafter defined) were deposited with JPMorgan Chase Bank, as depositary (the "Depositary"), in exchange for 6,300,000 Depositary Units (hereinafter defined). Each Depositary Unit consists of beneficial ownership of one Trust Unit and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation ("Treasury Obligation") maturing on February 15, 2008 ("Liquidation Date"). The Depositary Units are evidenced by Secure Principal Energy Receipts ("SPERs"), which are issued and transferable only in denominations of 50 Depositary Units or an integral multiple thereof. The Depositary Units are traded on the New York Stock Exchange under the symbol SFF.

        The Trust Units and Treasury Obligations are held by the Depositary for the holders of Depositary Units ("Holders"). The Treasury Obligations consist of a portfolio of United States Treasury stripped interest coupons that mature on the Liquidation Date in the aggregate face amount of $126,000,000, which amount equals $20 multiplied by the aggregate number of Depositary Units issued and outstanding. Since Depositary Units may be issued or transferred only in denominations of 50 or integral multiples thereof, each holder of 50 Depositary Units owns the entire beneficial interest in a discrete Treasury Obligation, in a face amount of $1,000, the minimum denomination of such Treasury Obligations. The Treasury Obligations do not pay current interest. Please read "Description of Trust Units and Depositary Units—Federal Income Tax Matters".

        The Trust is a grantor trust formed by Devon to hold royalty interests in certain oil and gas properties owned by Devon (the "Royalty Properties"). The principal asset of the Trust consists of

(i) two term royalty interests (the Wasson ODC Royalty and the Wasson Willard Royalty; collectively, the "Wasson Royalties") conveyed to the Trust out of Devon's royalty interests in two production units (the Wasson ODC Unit and the Wasson Willard Unit) in the Wasson Field, and (ii) a net profits royalty interest (the "Net Profits Royalties") conveyed to the Trust out of Devon's royalty interests and working interests in a diversified portfolio of oil and gas properties (the "Net Profits Properties") located in 12 states (collectively, the "Royalty Interests").

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

        The Trustee is paid an annual fee of approximately $12,500. The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. Trustee fees and Trust administrative expenses totaled $268,000, $305,000 and $298,000 in 2002, 2001 and 2000, respectively, although such costs could be greater or less in subsequent periods depending on future events. In addition, the Trust paid Devon an annual fee of $274,000, $264,000 and $252,000 in 2002, 2001 and 2000, respectively. Such fee will increase by 3.5% per year, payable quarterly, to reimburse Devon for overhead expenses.

        The Wasson Royalties were conveyed from Devon to the Trust pursuant to a single instrument of conveyance (the "Wasson Conveyance"). The Net Profits Royalties were conveyed from Devon to the Trust pursuant to separate, substantially similar conveyances (the "Net Profits Conveyances"), except with respect to the Net Profits Royalties in properties located within the State of Louisiana and its related state waters. Due to the effect of certain Louisiana laws governing the transfer of properties to trusts, the Louisiana Net Profits Royalties were conveyed from Devon to the Trust pursuant to a separate conveyance in the form of a secured interest in proceeds of production from such properties (the "Louisiana Conveyance"). The Louisiana Conveyance provides the Trust with the economic equivalent of the Net Profits Royalties determined with respect to the Net Profits Properties located in Louisiana. The Net Profits Conveyances, Wasson Conveyance and Louisiana Conveyance are referred to, collectively, as the Conveyances.

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

Calendar Quarters in the Year Ending December 31,	Wasson ODC Royalty Quarterly Gross Production Limitation (MBbls)	Wasson ODC Royalty Maximum Net Quarterly Production (MBbls)
2003	582	72.1
2004	604	74.9
2005	536	66.4
2006	502	62.2
2007	486	60.2

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

Calendar Quarters in the Year Ending December 31,	Wasson Willard Royalty Quarterly Gross Production Limitation (MBbls)	Wasson Willard Royalty Maximum Net Quarterly Production (MBbls)
2003	175	12.0

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

        "Gross Proceeds" generally means, for any calendar quarter, the amount of cash received by Devon during such quarter from the sales of oil and gas produced from the Net Profits Properties excluding (a) all amounts attributable to nonconsent operations conducted with respect to any working interest in which Devon or its assignee is a nonconsenting party and which is dedicated to the recoupment or reimbursement of penalties, costs and expenses of the consenting parties, (b) damages arising from any cause other than drainage or reservoir injury, (c) rental for reservoir use, (d) payments in connection with the drilling of any well on or in the vicinity of the Net Profits Properties and (e) all amounts set aside as reserved amounts. Gross Proceeds will not include (x) consideration for the transfer or sale of the Net Profits Properties or (y) any amount not received for oil and gas lost in the production or marketing thereof or used by the owner of the Net Profits Properties in drilling, production and plant operations. Gross Proceeds includes payments for future production to the extent they are not subject to repayment in the event of insufficient subsequent production.

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

Support Payments

        The Wasson Conveyance entitled the Trust to receive additional quarterly royalty payments ("Support Payments") from Devon's remaining royalty interests in the Wasson ODC Unit until December 31, 2002 (the "Support Period"). Support Payments were due from Devon in the event that the net cash available for distribution to Holders from the Royalty Interests for calendar quarters during the Support Period was less than an amount sufficient to distribute to Holders a minimum quarterly royalty per Depositary Unit (the "Minimum Quarterly Royalty"). Support Payments were subject to recoupment by Devon in any subsequent quarters when the quarterly royalty payment exceeded the Minimum Quarterly Royalty. From inception through December 31, 2002, the Trust received Support Payments totaling $4.5 million. As of December 31, 2002, Devon had recouped all such Support Payments.

Other Matters

        Payments to the Trust are attributable to the sale of depleting assets. Thus, the reserves attributable to the Royalty Properties are expected to decline over time. Based on the estimated production volumes in the Reserve Report (hereinafter defined), on a barrel of oil equivalent basis, the oil and gas production from proved reserves attributable to the Trust in the year preceding the Liquidation Date is expected to be approximately 49% of the oil and gas production attributable to the Trust in 2002.

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

        The tertiary recovery operations in the Wasson Field have required substantial capital expenditures and will involve future capital expenditures for CO2 acquisition, particularly in the Wasson Willard Unit. A prolonged oil price downturn in the future could cause the operators in the Wasson Field to reassess the economic viability of production operations notwithstanding their substantial investment. Such decisions will not be in the control of either Devon or the Trustee and could have the effect of substantially reducing expected production from the Wasson Field.

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

        The Trust Agreement provides that Devon may sell the Royalty Properties, subject to and burdened by the Royalty Interests, without the consent of the Holders. In addition, Devon may, without the consent of the Holders, require the Trust to release up to $5 million of the Net Profit Royalties in any 12-month period in connection with a sale of the Net Profits Properties provided that the Trust receives an amount equal to 90% of the net proceeds received by Devon with respect to the Net Profits Properties sold and such cash price represents the fair market value of such properties (which fair market value for sales in excess of $500,000 will be determined by independent appraisal). Such sales can be required of the Trust without regard to any dollar limitation on and after December 31, 2005. Any net sales proceeds paid to the Trust are distributable to Holders for the quarter in which such proceeds are received. Pursuant to the Trust Agreement, the Trust may not sell the Wasson ODC Royalty or the Wasson Willard Royalty without the consent of Devon. Under the Trust Agreement, Devon has a right of first refusal to purchase any of the Royalty Interests at fair market value, or if applicable, the offered third-party price, prior to the Liquidation Date.

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

        The net taxable income of the Trust for each calendar quarter is reported by the Trustee for tax purposes as belonging to the Holders of record to whom the Quarterly Distribution Amount is distributed. Because under current tax law the Trust is classified for tax purposes as a "grantor trust" (please read "Federal Income Tax Matters"), each cash-basis Holder's share of the net taxable income of the Trust is realized by such Holder for tax purposes in the calendar quarter received by the Trustee, rather than in the quarter distributed by the Trustee. Taxable income of a Holder may differ from the Quarterly Distribution Amount because the Treasury Obligations are treated as generating interest income prior to the time any cash payments are received thereon, a portion of the payments received on the Wasson Royalties are treated as a nontaxable return of principal, and cost depletion reduces taxable income but not the Quarterly Distribution Amount. There may also be minor variances because of the possibility that, for example, a reserve will be established in one quarter that will not give rise to a tax deduction until a subsequent quarter, an expenditure paid for in one quarter will have to be amortized for tax purposes over several quarters, etc. Please read "Federal Income Tax Matters."

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

  Sale of Depositary Units

        Generally, a Holder will realize gain or loss on the sale or exchange of his Depositary Units measured by the difference between the amount realized on the sale or exchange and his adjusted basis for such Depositary Units. Any gain or loss on the sale of Depositary Units by a Holder who is not a dealer with respect to such Depositary Units and who has a holding period for the Depositary Units of more than one year would be a long-term capital gain or loss, except to the extent of the depletion recapture amount (as described below). If a noncorporate Holder has held the Depository Units for 12 months or less, any such capital gain recognized on the sale of such Depository Units would be a short-term capital gain which is subject to tax at ordinary income tax rates.

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

  Sale of Net Profits Royalties

        In certain circumstances, Devon may cause the Trustee, without the consent of the Holders, to release a portion of the Net Profits Royalties in connection with a sale by Devon of the underlying Net Profits Properties. Additionally, the assets of the Trust, including the Net Profits Royalties, will be sold by the Trustee prior to the Liquidation Date in anticipation of the termination of the Trust. A sale by the Trust of Net Profits Royalties will be treated for Federal income tax purposes as a sale of Net Profits Royalties by a Holder. Thus, a Holder will recognize gain or loss on a sale of Net Profits Royalties by the Trust. A portion of that income may be treated as ordinary income to the extent of depletion recapture. Please read "Sale of Depositary Units," above.

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

The Net Profits Properties

        The Royalty Properties burdened by the Net Profits Royalties consist of royalty and working interests in a diversified portfolio of producing properties located in established oil and gas producing areas in 12 states. Almost 91% of the discounted present value of estimated future net revenues attributable to the Net Profits Royalties is generated from Net Profits Properties located in Texas, Oklahoma and Louisiana and in state waters offshore Louisiana. Production attributable to the Net Profits Properties is principally sold at market responsive prices.

        Devon owns the Net Profits Properties subject to and burdened by the Net Profits Royalties, and is entitled to proceeds attributable to its ownership interest in excess of 90% of the Net Proceeds paid to the Trust. Devon is required to receive payments representing the sale of production from the Net Profits Properties, deduct the costs described above and pay 90% of the net amount to the Trust. Devon may sell the Net Profits Properties subject to and burdened by the Net Profits Royalties. In addition, Devon may, subject to certain limitations, cause the Trust to release portions of the Net Profits Royalties in connection with the sale of the underlying Net Profits Properties. Please read "Description of the Trust—Other Matters."

        Devon estimates that as of December 31, 2002, the Net Profits Properties covered approximately 227,000 gross acres (approximately 34,000 net to Devon). Productive well information generally is not made available by operators to owners of royalties and overriding royalties. Accordingly, such information is unavailable to Devon for the Net Profits Properties.

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

Reserves

        A study of the proved oil and gas reserves attributable to the Trust as of December 31, 2002 has been made by Ryder Scott Company, L.P., independent petroleum consultants. The following letter (Reserve Report) summarizes such reserve study. The Trust has not filed reserve estimates covering the Royalty Properties with any other Federal authority or agency.

(RYDER SCOTT LETTERHEAD)

January 27, 2003

Devon Energy Corporation
20 North Broadway, Suite 1500
Oklahoma City, Oklahoma 73102-8260

Gentlemen:

        At your request, we have prepared certain data for the Santa Fe Energy Trust (Trust) as of December 31, 2002 relevant to the supplementary information dictated by Financial Accounting Standards Board (FASB) Statement No. 69 (SFAS 69). SFAS 69 establishes the set of disclosures for oil and gas producing activities as required by Securities and Exchange Commission (SEC) Regulation S-K.

        The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Devon Energy Corporation hereinafter referred to as Devon. The interests conveyed to the Trust consist of royalty interests in the Wasson Field, Texas (Wasson Royalties) and a net profits interest derived from working and royalty interests in numerous other properties (Net Profits Royalties). The properties included in the Trust are located in the states of Alabama, Arkansas, Colorado, Kansas, Louisiana, Mississippi, New Mexico, North Dakota, Oklahoma, Texas, Wyoming, and in state waters offshore Louisiana.

        The estimated reserve quantities and future income quantities presented in this report are related to a large extent to hydrocarbon prices. Hydrocarbon prices in effect at December 31, 2002 were used in the preparation of this report as required by SEC and FASB rules; however, actual future prices may vary significantly from December 31, 2002 prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

        The summary of our estimates of the proved net reserves attributable to the Trust as of December 31, 2002 are presented below:

	Santa Fe Energy Trust As of December 31, 2002
	Liquids (MBbls)	Gas (MMCF)	Estimated Future Net Cash Inflows (M$)	Present Value at 10% (M$)
Proved Net Developed and Undeveloped
Wasson ODC Royalty	1,343.4	0	37,319.7	29,709.9
Wasson Willard Royalty	47.9	0	1,310.0	1,246.9
Net Profits Royalties	523.3	6,711	44,541.7	27,074.0

Totals	1,914.6	6,711	83,171.4	58,030.8

Proved Net Developed
Wasson ODC Royalty	1,343.4	0	37,319.7	29,709.9
Wasson Willard Royalty	47.9	0	1,310.0	1,246.9
Net Profits Royalties	523.3	6,711	44,541.7	27,074.0

Totals	1,914.6	6,711	83,171.4	58,030.8

        The estimated proved reserves and income quantities for the Wasson Royalties presented in this report are calculated by multiplying the net revenue interest attributable to each of the Wasson Royalties by the total amount of oil estimated to be economically recoverable from the respective productive units, subject to production limitations applicable to the Wasson Royalties which have been described to us by Devon.

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

        The "Liquid" reserves shown in this report are comprised of crude oil, condensate and natural gas liquids. Natural gas liquids comprise 1.2 percent of the Trust's developed liquid reserves and 1.2 percent of the Trust's developed and undeveloped liquid reserves. All hydrocarbon liquid reserves are expressed in standard 42 gallon barrels. All gas volumes are sales gas expressed in MMCF at the pressure and temperature bases of the area where the gas reserves are located. No attempt was made to quantify or otherwise account for any accumulated gas production imbalances that may exist.

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

        Economic producibility of estimated proved reserves can be supported to the satisfaction of the Office of Engineering if geological and engineering data demonstrate with reasonable certainty that those reserves can be recovered in future years under existing economic and operating conditions. The relative importance of the many pieces of geological and engineering data which should be evaluated when classifying reserves cannot be identified in advance. In certain instances, proved reserves may be assigned to reservoirs on the basis of a combination of electrical and other type logs and core analyses which indicate the reservoirs are analogous to similar reservoirs in the same field which are producing or have demonstrated the ability to produce on a formation test. (extracted from SAB-35)

        In determining whether "proved undeveloped reserves" encompass acreage on which fluid injection (or other improved recovery technique) is contemplated, is it appropriate to distinguish between (i) fluid injection used for pressure maintenance during the early life of a field and (ii) fluid injection used to effect secondary recovery when a field is in the late stages of depletion?. . . The Office of Engineering believes that the distinction identified in the above question may be appropriate in a few limited circumstances, such as in the case of certain fields in the North Sea. The staff will review estimates of proved reserves attributable to fluid injection in the light of the strength of the evidence presented by the registrant in support of a contention that enhanced recovery will be achieved. (extracted from SAB-35)

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

  Revenue and Income Estimates

        In accordance with the standardized measure criteria of SFAS 69, our estimates of future cash inflows, future costs, and future net cash inflows before income tax, as well as our estimated reserve quantities, as of December 31, 2002 are presented below.

	Santa Fe Energy Trust As of December 31, 2002
	Net Profits Royalties
	Royalty Interests	Working Interests	Totals	Wasson Royalties	Totals
Total Proved
Future Cash Inflows (M$)	15,666.8	28,874.9	44,541.7	41,975.5	86,517.2
Future Costs
Production (M$)	0	0	0	3,345.8	3,345.8
Development (M$)	0	0	0	0	0

Total Costs (M$)	0	0	0	3,345.8	3,345.8
Future Net Cash Inflows
Before Income Tax (M$)	15,666.8	28,874.9	44,541.7	38,629.7	83,171.4
Present Value at 10%
Before Income Tax (M$)	7,897.4	19,176.6	27,074.0	30,956.8	58,030.8
Proved Net Developed Reserves
Liquids (MBbls)	176.4	346.9	523.3	1,391.3	1,914.6
Gas (MMCF)	2,537	4,174	6,711	0	6,711
Proved Net Undeveloped Reserves
Liquids (MBbls)	0	0	0	0	0
Gas (MMCF)	0	0	0	0	0
Total Proved Net Reserves
Liquids (MBbls)	176.4	346.9	523.3	1,391.3	1,914.6
Gas (MMCF)	2,537	4,174	6,711	0	6,711

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

Hydrocarbon Prices

        Devon furnished us with hydrocarbon prices in effect at December 31, 2002 and with its forecasts of future prices which take into account SEC and FASB rules, current market prices, contract prices, and fixed and determinable price escalations where applicable.

        In accordance with SFAS 69, December 31, 2002 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differences (e.g. grade, gravity, sulfur and BS&W) as appropriate, and as provided by Devon. In accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2002 were not considered in this report.

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

        The estimates of reserves presented herein are based upon a detailed study of the properties in which the Trust has interests; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities that may exist nor were any costs included for potential liability to restore and clean up damages, if any, caused by past operating practices. Devon has informed us that they have furnished us all of the accounts, records, geological and engineering data and reports, and other data required for this investigation. The ownership interests, terms of the Trust, prices, taxes, costs, and other factual data furnished by Devon were accepted without independent verification. The estimates presented in this report are based on data available through June 2002.

        Neither Ryder Scott Company, L.P. nor any of our employees have any interest in the subject properties and neither the employment to make this study nor the compensation is contingent on our estimates of reserves and future cash inflows for the subject properties.

                      Very truly yours,
                      RYDER SCOTT COMPANY, L.P.
                      /s/ FRED W. ZIEHE
                      Fred W. Ziehe, P.E.
                      Managing Senior Vice President

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

Assets

        Reference is made to "—Description of the Treasury Obligations" and "—Description of the Royalty Properties" for information relating to the assets of the Trust.

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

        Federal Regulation of Gas.    The Net Profits Properties are subject to or affected by the jurisdiction of the Federal Energy Regulatory Commission ("FERC") and the Department of Energy with respect to various aspects of oil and gas operations including marketing and production of oil and gas. Under the Natural Gas Act of 1938, the FERC regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. The FERC's jurisdiction over interstate natural gas sales and transportation was substantially modified by the Natural Gas Policy Act of 1978 (the "NGPA"), under which the FERC continued to regulate the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce. Effective January 1, 1993, however, the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") deregulated natural gas prices for all "first sales" of natural gas. Because "first sales" include typical wellhead sales by producers, all natural gas produced from the Net Profits Properties is being sold at market prices, subject to the terms of any private contracts that may be in effect. The FERC's jurisdiction over interstate natural gas transportation was not affected by the Decontrol Act.

        Sales of natural gas from the Net Profits Properties are affected by intrastate and interstate gas transportation regulation. Following the passage by Congress of the NGPA, the FERC adopted a series of regulatory changes that have significantly altered the transportation and marketing of natural gas. Beginning with the adoption of "open access" regulations in Order No. 436, issued in October 1985, these changes were intended by the FERC to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesale marketers of gas to the primary role of gas transporters. Through similar orders affecting intrastate pipelines that provide similar interstate services under the NGPA, the FERC expanded the impact of open access regulations to intrastate commerce.

        In April 1992, the FERC issued Order No. 636 and a series of related orders, which, among other things, required interstate pipelines to "unbundle" their gas merchant services from their transportation services, thereby further enhancing their obligation to provide open-access transportation on a not unduly discriminatory basis for all natural gas shippers. All gas marketing by the pipelines was required to be provided upstream at the wellhead, and as a result most pipelines divested their merchant functions to a marketing affiliate, which operates separately from the transporter and can participate in downstream sales markets on a bundled basis, in direct competition with other gas merchants. Order No. 636 also established a mechanism that allows shippers to "release" their firm capacity to other shippers, either temporarily or permanently, when it is not needed by those shippers. Although Order No. 636 does not directly regulate production and marketing activities, it does affect how buyers and sellers gain access to the necessary transportation facilities and how natural gas is sold in the marketplace.

        In February 2000, the FERC issued Order No. 637 which:

  •
  lifted the cost-based cap on pipeline transportation rates in the capacity release market on an experimental basis until September 30, 2002, for short-term releases of pipeline capacity of less than one year (the FERC did not renew this program);

  •
  permits pipelines to file for authority to charge different maximum cost-based rates for peak and off-peak periods;

  •
  encourages, but does not mandate, auctions for pipeline capacity;

  •
  requires pipelines to implement imbalance management services;

  •
  restricts the ability of pipelines to impose penalties for imbalances, overruns and non-compliance with operational flow orders; and

  •
  expands the opportunities for shippers to "segment" their capacity into multiple parts, and implements a number of new pipeline reporting requirements.

        Order No. 637 also requires the FERC's Staff to analyze whether the FERC should implement additional fundamental policy changes. These include whether to pursue performance-based or other non-cost based ratemaking techniques and whether the FERC should mandate greater standardization in terms and conditions of service across the interstate pipeline grid. Order No. 637 was largely affirmed by the courts, and most pipelines' tariff filings to implement the requirements of Order No. 637 have been accepted by the FERC and placed into effect. Finally, in July 2002, the FERC commenced an inquiry into whether it should make changes to its policy of allowing pipelines in certain circumstances to charge "negotiated rates" for their services, including negotiated rates tied to various gas commodity market indices.

        As a result of these changes, sellers and buyers of gas have gained direct access to the particular pipeline services they need and are better able to conduct business with a larger number of counterparties. Devon believes these changes generally have improved the access to markets for the gas from the Net Profits Properties while, at the same time, substantially increasing competition in the natural gas marketplace. It remains to be seen, however, what effect the FERC's other activities will have on access to markets, the fostering of competition and the cost of doing business. Devon cannot predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on production and marketing of gas from the Net Profits Properties.

        In the past, Congress has been very active in the area of gas regulation. However, as discussed above, the more recent trend has been in favor of deregulation, or "lighter handed" regulation, and the promotion of competition in the gas industry. There regularly are other legislative proposals pending in the Federal and state legislatures which, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on the production and marketing of gas from the Net Profits Properties. Similarly, and despite the trend toward federal deregulation of the natural gas industry, whether or to what extent that trend will continue, or what the ultimate effect will be on the production and marketing of gas from the Net Profits Properties, cannot be predicted.

        Federal Regulation of Petroleum.    Sales of oil and natural gas liquids from the Royalty Properties are not regulated and are at market prices. The price received from the sale of these products is affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. These regulations have generally been approved on judicial review. Every five years, the FERC will examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. The first such review took place in 2000, and on December 14, 2000, the FERC reaffirmed the current index. Following a successful court challenge of these orders by an association of oil pipelines, the FERC, on February 24, 2003, acting on remand, increased the index slightly for the current five year period effective July 2001. Devon is not able to predict with certainty what effect, if any these federal regulations will have on it.

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

Environmental Regulation

        General.    Activities on the Royalty Properties are subject to existing Federal, state and local laws and regulations governing environmental quality and pollution control. Devon cannot predict what effect this or additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from operations on the Royalty Properties could have on the Trust. Environmental matters generally have an effect on the Trust only to the extent of revenues attributable to the Trust's interests in the Royalty Properties. If the Trust were held not to be an "express trust," a Holder could be jointly and severally liable for liabilities under the environmental laws.

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

        Superfund.    The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner and operator of a site and companies that disposed or arranged for the disposal of the hazardous substance found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs of such action. In the course of their operations, the operators of the Royalty Properties have generated and will generate wastes that may fall within CERCLA's definition of "hazardous substances." Devon or the operators of the Royalty Properties may be responsible under CERCLA or related state laws for all or part of the costs to clean up sites at which such wastes have been disposed, as well as for damages for injury to material resources.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders during the year ended December 31, 2002.

PART II

Item 5. Market for the Registrant's Units and Related Holder Matters.

        The Depositary Units are traded on the New York Stock Exchange under ticker symbol SFF. The high and low closing sales prices and distributions for each quarter in the years ended December 31, 2001 and 2002 were as follows (in dollars):

	Closing Sales Prices
			Distribution Paid
	Low	High
2001
First Quarter	$21.15	$23.45	$0.70255
Second Quarter	21.73	23.30	0.75309
Third Quarter	21.39	22.98	0.57869
Fourth Quarter	20.90	23.28	0.88981
2002
First Quarter	$22.57	$23.85	$0.46411
Second Quarter	21.00	23.58	0.38000	(a)
Third Quarter	20.90	22.65	0.43000	(b)
Fourth Quarter.	21.71	23.27	0.49318	(c)

(a)
Includes Support Payments of $252,724 or $0.04012 per Trust Unit.

(b)
Includes recoupment by Devon of Support Payments of $88,967 or $0.01412 per Trust Unit.

(c)
Includes recoupment by Devon of Support Payments of $163,757 or $0.02600 per Trust Unit.

        At March 3, 2003, the 6,300,000 Depositary Units outstanding were held by 4,938 holders of record.

Item 6. Selected Financial Data.

	2002	2001	2000	1999	1998
	(thousands, except per unit data)
Period Ended December 31,:
Total Royalties	$11,659	$19,011	$16,229	$11,045	$11,243
Distributable Cash	11,135	18,422	15,702	10,501	10,859
Distributable Cash per Trust Unit	1.76729	2.92414	2.49244	1.66689	1.72368
At December 31,:
Investment in Royalty Interests, net	$13,137	$16,951	$21,057	$26,387	$32,218
Trust Corpus	13,175	17,007	21,093	26,446	32,280

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General; Liquidity and Capital Resources

        The Trust was formed on October 22, 1992. The Trust holds Royalty Interests in the Royalty Properties conveyed to the Trust by Devon. The Trust is a passive entity that collects royalty income generated by the Royalty Properties. Trust expenses include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and other out-of-pocket expenses. Please read Item 1, Business, for a more detailed discussion of the Trust and its business. Under the terms of the Trust Agreement, the Trustee cannot engage in any other business or commercial activity or acquire any asset other than the Royalty Interests initially conveyed to the Trust. Therefore, the Royalty Interests are the sole source of funds for the Trust from which to pay expenses and liabilities and make distributions to the Holders. The Trust will be liquidated on or before February 15, 2008 (the "Liquidation Date").

        The Trust's ability to pay expenses primarily depends on receipt of royalty income. Devon may, at its sole discretion and without obligation to do so, advance funds to the Trust to enable the Trust to pay expenses. The Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that any such borrowings are repaid in full prior to making further distributions to Holders. As of December 31, 2002, there were no outstanding advances from Devon to the Trust. The Trust has no plans to make any capital expenditures in the foreseeable future.

Results of Operations

        The Trust's results of operations are dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties.

        Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other oil producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's weighted average crude oil sales price (excluding the effect of Support Payments and recoupments) for 2002, 2001 and 2000 was $21.82, $26.55 and $25.27, respectively.

        Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's weighted average price per Mcf for natural gas in 2002, 2001 and 2000 was $2.64, $4.97 and $2.71, respectively.

        Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payments of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the first quarter of 2003 reflects revenues received and costs and expenses paid by Devon in the fourth quarter of 2002. On February 28, 2003, the Trust made a cash distribution of $8.1 million, or $1.29361 per Trust Unit, to unitholders of record on February 21, 2003. Included as part of the February 28, 2003 distribution was $4.6 million ($0.72565 per Trust Unit) representing the Trust's 90% share of proceeds from the sale of certain Net Profit Properties during the fourth quarter of 2002.

	Year Ended December 31,
				First Quarter 2003
	2002	2001	2000
				(Unaudited)
Volumes and Prices
Oil Volumes (Bbls)
Wasson ODC Royalty	259,600	252,200	263,600	65,700
Wasson Willard Royalty	63,900	77,000	93,000	15,200
Net Profits Royalties	159,046	158,456	235,034	46,605
Support Payments	—	—	—	—
Gas Volumes (Mcf):
Net Profits Royalties	1,410,944	1,695,107	1,896,837	356,908
Oil Average Prices ($/Bbl) per unit data
Wasson ODC Royalty	$22.92	$26.00	$26.96	$26.72
Wasson Willard Royalty	22.76	26.23	26.78	26.72
Net Profits Royalties	19.63	27.57	22.79	24.32
Support Payments	—	—	—	—
Gas Average Prices ($/Mcf):
Net Profits Royalties	2.64	4.97	2.71	3.17
Cash Proceeds and Distributable Cash (in thousands of dollars, except as noted)
Wasson ODC Royalty:
Sales	$5,951	6,556	$7,107	$1,756
Operating Expenses	(449)	(464)	(454)	(117)

	5,502	6,092	6,653	1,639

Wasson Willard Royalty:
Sales	1,454	2,020	2,489	406
Operating Expenses	(99)	(120)	(142)	(25)

	1,355	1,900	2,347	381

Net Profits Royalties:
Sales	6,865	12,813	10,510	2,265
Proceeds From the Sale of Property	187	1,640	—	4,572
Operating Expenses	(2,147)	(2,900)	(2,374)	(562)
Capital Expenditures	(103)	(534)	(632)	(27)

	4,802	11,019	7,504	6,248

Support Payment (Recoupments)	—	—	(275)	—

Total Royalties	11,659	19,011	16,229	8,268
Administrative Fee to Devon	(274)	(264)	(252)	(69)

Payment Received	11,385	18,747	15,977	8,199
Cash Withheld for Trust Expenses	(250)	(325)	(275)	(50)

Distributable Cash	$11,135	$18,422	$15,702	$8,149

Distributable Cash Per Unit	$1.76729	$2.92414	$2.49244	$1.29361

        Sales decreased $7.1 million from 2001 to 2002. Sales decreased $5.6 million due to a $2.33 per Mcf decrease in the average gas price from 2001 to 2002 and a $4.73 per barrel decrease in the average price of oil from $26.55 per barrel in 2001 to $21.82 per barrel in 2002. A decrease in production of approximately 52,500 barrels of oil equivalent caused sales to decrease by $1.5 million. This production decrease was primarily the result of the sale of certain Net Profits Properties, natural declines and declines in the Wasson Royalties oil production.

        Sales increased $1.3 million from 2000 to 2001. Sales increased $4.5 million due to a $2.26 per Mcf increase in the average gas price from 2000 to 2001 and a $1.28 per barrel increase in the average price of oil from $25.27 per barrel in 2000 to $26.55 per barrel in 2001. A decrease in 2001 production of approximately 137,600 barrels of oil equivalent caused sales to decrease by $3.2 million. This reduction was primarily the result of the timing of payments received on oil and gas production from the Net Profits Properties and declines in the Wasson Royalties oil production.

        Proceeds from the sale of property were $0.2 million in 2002, $1.6 million in 2001 and $4.6 million in first quarter of 2003 due to the sale of certain Net Profits Properties in those periods.

        Operating expenses decreased $0.8 million from 2001 to 2002. These decreases were primarily related to a drop in expenses as a result of the sale of certain Net Profits Properties in 2001.

        Operating expenses increased $0.5 million from 2000 to 2001. These increases were primarily related to timing of payments and an increase in production taxes as a result of the increase in oil and gas revenues.

        Proceeds from the Net Profits Properties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures in 2002, 2001 and 2000 totaled $103,000, $534,000 and $632,000, respectively.

Critical Accounting Policies

        The financial statements of the Trust are prepared on the cash basis of accounting for revenues and expenses. Royalty income is recorded when received (generally during the quarter following the end of the quarter in which the income from the Royalty Properties is received by Devon) and is net of any cash basis exploration and development expenditures and amounts reserved for any future exploration and development costs. Expenses of the Trust, which will include accounting, engineering, legal, and other professional fees, Trustee fees, and an administrative fee paid to Devon and out-of-pocket expenses are recognized when paid. Under accounting principles generally accepted in the United States of America, revenues and expenses would be recognized on an accrual basis. Amortization of the Trust's investment in Royalty Interest is recorded using the unit-of-production method in the period in which the cash is received with respect to such production; therefore, a statement of cash flows is not presented.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 8. Financial Statements and Supplementary Data.

        See Item 15 for the Exhibits, Financial Statement Schedules, Supplementary Data and reports on Form 8-K.

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

Item 11. Executive Compensation.

        Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Holder Matters.

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

        None

Item 14. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)
  (1) Financial Statements

        The following financial statements are included in this Annual Report on Form 10-K on the pages as indicated:

Page in this Form 10-K
Audited Financial Statements
Independent Auditors' Report	37
Statements of Cash Proceeds and Distributable Cash for the Years Ended December 31, 2002, 2001 and 2000	38
Statements of Assets and Trust Corpus as of December 31, 2002 and 2001	38
Statements of Changes in Trust Corpus for the Years Ended December 31, 2002, 2001 and 2000	39
Notes to Financial Statements	40
Unaudited Financial Information
Supplemental Information to the Financial Statements	43
  (a)
  (2) Schedules

        Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

  (a)
  (3) Exhibits

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
  (b)
  Reports on Form 8-K

        The Trust filed a current report on Form 8-K on November 14, 2002 in connection with the furnishing to the SEC of the certification by the Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEPENDENT AUDITORS' REPORT

To the Trustee and Unitholders
    of the Santa Fe Energy Trust

We have audited the accompanying statements of assets and trust corpus of the Santa Fe Energy Trust as of December 31, 2002 and 2001, and the related statements of cash proceeds and distributable cash and changes in trust corpus for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Santa Fe Energy Trust as of December 31, 2002 and 2001, and the cash proceeds and distributable cash and the changes in trust corpus for each of the years in the three-year period ended December 31, 2002, on the basis of accounting described in Note 2.

                                                        KPMG LLP

Oklahoma City, Oklahoma
March 7, 2003

SANTA FE ENERGY TRUST
STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH
(in thousands, except per unit data)

	Year Ended December 31,
	2002	2001	2000
Royalty Income
ODC Royalty	$5,502	$6,092	$6,653
Willard Royalty	1,355	1,900	2,347
Net Profits Royalty	4,802	11,019	7,504
Support recoupment	—	—	(275)

Total Royalties	11,659	19,011	16,229
Administrative Fee to Devon Energy Corporation	(274)	(264)	(252)
Cash Withheld for Trust Expenses	(250)	(325)	(275)

Distributable Cash	$11,135	$18,422	$15,702

Distributable Cash per Trust Unit (in dollars)	$1.76729	$2.92414	$2.49244

Trust Units Outstanding	6,300	6,300	6,300

STATEMENTS OF ASSETS AND TRUST CORPUS
(in thousands, except unit data)

	December 31,
	2002	2001
ASSETS
Current Assets—Cash	$38	$56

Investment in Royalty Interests, at cost	87,276	87,276
Less: Accumulated Amortization	(74,139)	(70,325)

	13,137	16,951

Total Assets	$13,175	$17,007

TRUST CORPUS
Trust Corpus, 6,300,000 Trust Units issued and outstanding	$13,175	$17,007

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(in thousands)

Balance at December 31, 1999	$26,446
Cash Proceeds	15,977
Cash Distributions	(15,702)
Trust Expenses	(298)
Amortization of Royalty Interests	(5,330)

Balance at December 31, 2000	21,093
Cash Proceeds	18,747
Cash Distributions	(18,422)
Trust Expenses	(305)
Amortization of Royalty Interests	(4,106)

Balance at December 31, 2001	17,007
Cash Proceeds	11,385
Cash Distributions	(11,135)
Trust Expenses	(268)
Amortization of Royalty Interests	(3,814)

Balance at December 31, 2002	$13,175

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
NOTES TO FINANCIAL STATEMENTS

(1) The Trust

        Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992, with JPMorgan Chase Bank, formerly The Chase Manhattan Bank, successor by merger to Chase Bank of Texas, National Association formerly Texas Commerce Bank, National Association, as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the "Royalty Properties") conveyed to the Trust by Devon Energy Production Company, L.P. ("Devon"), successor by merger to Devon SFS Operating, Inc., formerly Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. The Royalty Interests consist of two term royalty interests in two production units in the Wasson field in west Texas (the "Wasson Royalties") and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in twelve states (the "Net Profits Royalties"). The Royalty Interests are passive in nature and the Trustee has no control over or responsibility relating to the operation of the Royalty Properties. The Trust will be liquidated on February 15, 2008 (the "Liquidation Date").

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
  •
  the Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that such borrowings are repaid in full prior to further distributions to the holders of the Trust Units; and
  •
  the Trustee will make quarterly cash distributions to the holders of the Trust Units.

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

        For calendar quarters ended on or prior to December 31, 2002, the Trust received additional royalty payments ("Support Payments") from Devon to the extent it needed such payments to distribute $0.38 per Trust Unit per quarter. On August 28, 2001, and as required by the Trust Agreement, the Trust released its Net Profits Royalty interest in certain Net Profits Properties in connection with the sale by Devon of these properties. The Trust received 90% of the net proceeds from this sale, $1.6 million, in the fourth quarter 2001 distribution. As a result of this sale and the sale of certain Net Profits Properties in 1999, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.38 per Depositary Unit and a proportionate reduction in the distribution per Depositary Unit over which Devon was entitled to recoup Support Payments from $0.45 per Depositary Unit to $0.43 per Depositary Unit. Such Support Payments were limited to Devon's remaining royalty interest in the Wasson ODC Unit. If such Support Payments were received, certain proceeds otherwise payable to the Trust in subsequent quarters were reduced to recoup the amount of such Support Payments. From inception through the end of 2002, the Trust received Support Payments totalling $4.5 million. Devon has recouped all such payments.

(4) Distributions to Trust Unit Holders

        The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

			Distributions
	Royalty Payment Received		Amount	Per Trust Unit
	(in thousands, except per unit data)
2002
First quarter	$3,024		$2,924	$0.46411
Second quarter	2,444	(a)	2,394	0.38000
Third quarter	2,759	(b)	2,709	0.43000
Fourth quarter	3,158	(c)	3,108	0.49318

	$11,385		$11,135	$1.76729

2001
First quarter	$4,476		$4,426	$0.70255
Second quarter	4,794		4,744	0.75309
Third quarter	3,771		3,646	0.57869
Fourth quarter	5,706		5,606	0.88981

	$18,747		$18,422	$2.92414

2000
First quarter	$3,462	(d)	$3,362	$0.53363
Second quarter	3,909		3,834	0.60860
Third quarter	3,925		3,875	0.61512
Fourth quarter	4,681		4,631	0.73509

	$15,977		$15,702	$2.49244

(a)
Includes Support Payments of $252,724 or $0.04012 per Trust Unit.
(b)
Includes recoupment by Devon of Support Payments of $88,967 or $0.01412 per Trust Unit.
(c)
Includes recoupment by Devon of Support Payments of $163,757 or $0.02600 per Trust Unit.
(d)
Includes recoupment by Devon of Support Payments of $275,000 or $0.04346 per Trust Unit.

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

SUPPLEMENTAL INFORMATION TO FINANCIAL STATEMENTS (UNAUDITED)

Oil and Gas Reserves

        The following table sets forth changes in the Royalty Interests' proved oil and gas reserves (all located in the United States) for each of the three years ended December 31, 2002. The year-end reserves were prepared by Ryder Scott Company, L.P., independent petroleum consultants. Proved reserve quantities for each of the Wasson Royalties are calculated by multiplying the net revenue interest attributable to each of the Wasson Royalties in effect for a given year by the total amount of oil estimated to be economically recoverable from the respective production units. Reserve quantities are calculated differently for the Net Profits Royalties because such interests do not entitle the Trust to a specific quantity of oil or gas but to the Net Proceeds derived therefrom. Proved reserves attributable to the Net Profits Royalties are calculated by deducting from estimated quantities of oil and gas reserves an amount of oil and gas sufficient, if sold at the prices used in preparing the reserve estimates for the Net Profits Royalties, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Royalties. Accordingly, the reserves presented for the Net Profits Royalties reflect quantities of oil and gas that are free of future costs or expenses if the price and cost assumptions set forth in the applicable reserve report occur.

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

	Crude Oil and Liquids (MBbls)	Natural Gas (MMcf)
	(Unaudited)
Proved reserves at December 31, 1999	3,431	6,436
Revisions of previous estimates	460	3,284
Extensions, discoveries and additions	—	—
Production	(561)	(1,799)

Proved reserves at December 31, 2000	3,330	7,921
Revisions of previous estimates	(496)	(760)
Sales of minerals-in-place	(56)	(29)
Extensions, discoveries and additions	—	—
Production	(501)	(1,743)

Proved reserves at December 31, 2001	2,277	5,389
Revisions of previous estimates	287	4,707
Sales of minerals-in-place	(175)	(2,033)
Extensions, discoveries and additions	—	—
Production	(474)	(1,352)

Proved reserves at December 31, 2002	1,915	6,711

Proved developed reserves at December 31,
1999	3,431	6,436
2000	3,330	7,921
2001	2,277	5,389
2002	1,915	6,711

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

        The information presented relates to the operations of the Royalty Properties for the calendar years ended December 31, 2002, 2001 and 2000. Proceeds from the sales of production were received by the Trust during the second, third and fourth quarters of the year indicated and the first quarter of the subsequent year.

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

        The information presented with respect to estimated future net revenues and cash flows and the present value thereof is not intended to represent the fair value of oil and gas reserves. Actual future sales prices and production and development costs may vary significantly from those in effect at December 31, 2002, 2001 and 2000 and actual future production may not occur in the periods or amounts projected. This information is presented to allow a reasonable comparison of reserve values prepared using standardized measurement criteria and should be used only for that purpose.

        The standardized measure of discounted future net cash flows from the Royalty Interests' proved oil and gas reserve quantities at December 31, 2002, 2001 and 2000 are presented in the following table (in thousands of dollars):

	December 31,
	2002	2001	2000
	(Unaudited)
Future cash inflows	$86,517	$53,559	$157,848
Future Costs:
Production	3,346	2,536	3,706
Development	—	—	—
Future income taxes	—	—	—

Net future cash flows	83,171	51,023	154,142
Discount at 10% for timing of cash flows	(25,140)	(15,020)	(53,173)

Standardized measure of discounted future net cash flows for proved reserves	$58,031	$36,003	$100,969

        The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands of dollars):

	2002	2001	2000
	(Unaudited)
Balance at beginning of year	$36,003	$100,969	$60,636

Production, net of related property taxes(a)	(12,014)	(19,545)	(17,135)
Extensions, discoveries and other additions	—	—	—
Sales of minerals-in-place	(3,052)	(1,174)	—
Net changes in prices and costs	24,194	(51,055)	43,575
Revisions of previous estimates	9,063	(1,182)	8,276
Interest factor—accretion of discount	3,837	7,990	5,617

	22,028	(64,966)	40,333

Balance at end of year	$58,031	$36,003	$100,969

(a)
Relates to the operations of the Royalty Properties for the calendar years ended December 31, 2002, 2001 and 2000. The proceeds related to such operations were received by the Trust during the second, third and fourth quarters of the year indicated and the first quarter of the subsequent year.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2003.

SANTA FE ENERGY TRUST
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

CERTIFICATION

        I, Mike Ulrich, as Vice President and Trust Officer of JPMorgan Chase Bank, the Trustee, certify that:

        1.    I have reviewed this annual report on Form 10-K of Santa Fe Energy Trust, for which JPMorgan Chase Bank serves as Trustee;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this annual report;

        4.    I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and have:

          (a)  designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

        5.    I have disclosed, based on my most recent evaluation, to the registrant's auditors:

          (a)  all significant deficiencies in the design or operation of the Trustee's internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the Trustee's internal controls; and

          (b)  any fraud, whether or not material, that involves any management or other employees who have a significant role in the Trustee's internal controls; and

        6.    I have indicated in this annual report whether or not there were significant changes in the Trustee's internal controls or in other factors that could significantly affect the Trustee's internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        In giving the foregoing certifications, I have relied to the extent I consider reasonable on information provided to me by Devon Energy Production Company, L.P.

        Date: March 27, 2003

/s/ MIKE ULRICH Mike Ulrich Vice President