Form 10-Q
period 2003-03-31
SANTA FE ENERGY TRUST
filed 2003-05-15
CIK 893486

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003
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

Yes /x/    No / /

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes /x/    No / /

Depository Units outstanding at April 30, 2003—6,300,000

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited)
(In thousands, except per unit data)

	Three Months Ended March 31,
	2003	2002
Royalty income
ODC royalty	$1,639	$1,110
Willard royalty	381	330
Net profits royalty	6,248	1,651

Total royalties	8,268	3,091
Administrative fee to Devon Energy Corporation	(69)	(67)
Cash withheld for trust expenses	(50)	(100)

Distributable cash	$8,149	$2,924

Distributable cash per trust unit	$1.29361	$0.46411

Trust units outstanding	6,300	6,300

STATEMENTS OF ASSETS, LIABILITIES AND TRUST
(In thousands, except unit data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets—cash	$53	$38

Investment in royalty interests, at cost	87,276	87,276
Less: accumulated amortization	(74,954)	(74,139)

	12,322	13,137

Total assets	$12,375	$13,175

LIABILITIES
Current liabilities—advance from Devon Energy Corporation	100	—
TRUST CORPUS
Trust corpus, 6,300,000 trust units issued and outstanding	12,275	13,175

Total liabilities and trust corpus	$12,375	$13,175

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
Three Months Ended March 31, 2003 and 2002
(In thousands)

Balance at December 31, 2001	$17,007
Cash proceeds	3,024
Cash distributions	(2,924)
Trust expenses	(51)
Amortization of royalty interests	(1,102)

Balance at March 31, 2002	$15,954

Balance at December 31, 2002	$13,175
Cash proceeds	8,199
Cash distributions	(8,149)
Trust expenses	(135)
Amortization of royalty interests	(815)

Balance at March 31, 2003	$12,275

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST

NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1. The Trust

        The financial statements at March 31, 2003, and for the three months ended March 31, 2003 and 2002, are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) that are, in the opinion of Devon Energy Corporation, necessary for a fair presentation of the financial position and cash proceeds and distributable cash of the Santa Fe Energy Trust for the interim periods.

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

  •
  the Trustee may establish a cash reserve for the payment of any liability that is contingent, uncertain in amount or that is not currently due and payable;

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

Note 4. Distribution to Trust Unit Holders

        The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

			Distributions
	Royalty Payment Received		Amount	Per Trust Unit
	(in thousands, except per unit data)
2002
First quarter	$3,024		$2,924	$0.46411
Second quarter	2,444	(a)	2,394	0.38000
Third quarter	2,759	(b)	2,709	0.43000
Fourth quarter	3,158	(c)	3,108	0.49318

	$11,385		$11,135	1.76729

2003
First quarter	$8,199		$8,149	$1.29361

(a)
Includes Support Payments of $252,724 or $0.04012 per Trust Unit.

(b)
Includes recoupment by Devon of Support Payments of $88,967 or $0.01412 per Trust Unit.

(c)
Includes recoupment by Devon of Support Payments of $163,757 or $0.02600 per Trust Unit.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General; Liquidity and Capital Resources

        The Trust was formed on October 22, 1992. The Trust holds Royalty Interests in the Royalty Properties conveyed to the Trust by Devon. The Trust is a passive entity with the Trustee's primary responsibility being the collection and distribution of proceeds from the Royalty Interests and the payment of Trust liabilities and expenses (see Note 1 to the interim financial statements of the Trust). The Royalty Interests consist of two term royalties interests in the two production units (the Wasson ODC Unit and the Wasson Willard Unit) in the Wasson Field in west Texas (the "Wasson Royalties") and a net profits royalty interest (the "Net Profits Royalties") in certain royalty and working interest properties in a diversified portfolio of properties located predominantly in Texas, Louisiana and Oklahoma (the "Net Profits Properties"). Under the terms of the Trust Agreement, the Trustee cannot engage in any other business or commercial activity or acquire any asset other than the Royalty Interests initially conveyed to the Trust. Therefore, the Royalty Interests are the sole source of funds for the Trust from which to pay expenses and liabilities and make distributions to the Holders. The Trust will be liquidated on or before February 15, 2008 (the "Liquidation Date").

        The Wasson Royalties are fixed percentage royalty interests in specified levels of quarterly maximum production from the underlying properties in each year during the term of the respective royalty. The Wasson ODC Royalty and the Wasson Willard Royalty terminate on December 31, 2007 and December 31, 2003, respectively. The Net Profits Royalties are life-of-property interests that will be sold by the Trust prior to the Liquidation Date. The Net Profits Royalties entitle the Trust to receive 90% of the net proceeds (after deducting, among other things, the costs of production and marketing and capital expenditures) from the sale of production from the Net Profits Properties. The Net Profits Properties generally are mature producing oil and gas properties and the production and reserves attributable to such properties are expected to decline substantially over the life of the Trust. The Net Profits Royalties are expected to have a relatively small liquidation value at the Liquidation Date.

        Trust expenses include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and other out-of-pocket expenses. The Trust's ability to pay expenses primarily depends on receipt of royalty income. Devon may, at its sole discretion and without obligation to do so, advance funds to the Trust to enable the Trust to pay expenses. The Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that any such borrowings are repaid in full prior to making further distributions to Holders. As of March 31, 2003, there was an outstanding advance to the Trust from Devon Energy Corporation of $100,000.

Results of Operations

        The Trust's results of operations are dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties.

        Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other producing countries. In addition, a substantial portion of the

Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's weighted average crude oil sales price for the first quarter of 2003 was $25.84 per barrel compared with $19.88 per barrel for the same period in 2002. Crude oil prices with respect to the Trust's results in the second quarter of 2003 averaged $29.84 per barrel.

        Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's weighted average price for natural gas in the first quarter of 2003 was $3.17 per Mcf compared with $2.82 per Mcf in the first quarter of 2002. Natural gas prices with respect to the Trust's results in the second quarter of 2003 averaged $3.78 per Mcf.

        Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the second quarter of 2003 reflects revenues received and costs and expenses paid by Devon in the first quarter of 2003. On May 31, 2003, the Trust will make a cash distribution of $4.2 million, or $0.67301 per Trust Unit, to unitholders of record on May 21, 2003.

	Three Months Ended March 31,
			Second Quarter 2003
	2003	2002
Volumes and Prices
Oil volumes (Bbls):
Wasson ODC royalty	65,700	62,500	72,100
Wasson Willard royalty	15,200	18,300	12,000
Net profits royalties	46,605	54,897	46,594
Gas volumes (Mcf):
Net profits royalties	356,908	415,760	333,638
Oil average prices ($/Bbl):
Wasson ODC royalty	$26.72	$19.62	$32.28
Wasson Willard royalty	26.72	19.58	32.28
Net profits royalty	24.32	20.29	25.42
Gas average prices ($/Mcf):
Net profits royalties	3.17	2.82	3.78
Cash Proceeds and Distributable Cash (in thousands, except per unit data)
Wasson ODC royalty:
Sales	$1,756	$1,226	$2,328
Operating expenses	(117)	(116)	(147)

	1,639	1,110	2,181

Wasson Willard royalty:
Sales	406	358	387
Operating expenses	(25)	(28)	(16)

	381	330	371

Net profits royalty:
Sales	2,265	2,307	2,509
Proceeds from sales of property	4,572	—	—
Operating expenses	(562)	(619)	(583)
Capital expenditures	(27)	(37)	(17)

	6,248	1,651	1,909

Total royalties	8,268	3,091	4,461
Administrative fee to Devon	(69)	(67)	(72)

Payment received	8,199	3,024	4,389
Cash withheld for trust expenses	(50)	(100)	(150)

Distributable cash	$8,149	$2,924	$4,239

Distributable cash per unit	$1.29361	$0.46411	$0.67301

        Sales increased $0.5 million from the first quarter of 2002 to the first quarter of 2003. Sales increased $0.8 million due to a $5.96 per barrel increase in the average price of oil from $19.88 per barrel in the 2002 quarter to $25.84 per barrel in the 2003 quarter and due to a $0.35 per Mcf increase in the average gas price during the same period. A decrease in first quarter 2003's production of approximately 18,000 barrels of oil equivalent caused sales to decrease by $0.3 million. This decrease was primarily the result of property sales.

        Sales increased by $0.8 million from the first quarter of 2003 to the second quarter of 2003. Sales increased $0.8 million due to a $0.61 per Mcf increase in the average gas price from the first quarter of 2003 to the second quarter of 2003, and a $4.00 per barrel increase in the average price of oil from $25.84 per barrel in the first quarter of 2003 to $29.84 per barrel in the second quarter of 2003. Production levels from the first quarter of 2003 to the second quarter of 2003 were essentially flat.

        Proceeds from the sales of property were $4.6 million during the first quarter of 2003 due to sales of certain Net Profits Properties in the period.

        Operating expenses remained essentially constant from the first quarter of 2002 to the first quarter of 2003 and from the first quarter of 2003 to the second quarter of 2003.

        Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures were $37,000, $27,000 and $17,000 for the first quarter of 2002, the first quarter of 2003 and the second quarter of 2003, respectively.

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

Disclosures About Market Risk

        Not applicable

ITEM 4. Disclosure Controls and Procedures

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
Reports on Form 8-K
None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 2003.

SANTA FE ENERGY TRUST (Registrant)
By	JPMORGAN CHASE BANK, TRUSTEE
By	/s/ MIKE ULRICH Mike Ulrich Vice President & Trust Officer

Date: May 14, 2003

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

        4.     I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and I have:

          a)    designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)     presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date: May 14, 2003	/s/ MIKE ULRICH Mike Ulrich, Vice President and Trust Officer

QuickLinks

PART I—FINANCIAL INFORMATION
SANTA FE ENERGY TRUST STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited) (In thousands, except per unit data)
STATEMENTS OF ASSETS, LIABILITIES AND TRUST (In thousands, except unit data)
SANTA FE ENERGY TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited) Three Months Ended March 31, 2003 and 2002 (In thousands)
SANTA FE ENERGY TRUST NOTES TO FINANCIAL STATEMENTS (Unaudited)
PART II OTHER INFORMATION
SIGNATURE
CERTIFICATION