Form 10-Q
period 2003-06-30
SANTA FE ENERGY TRUST
filed 2003-08-13
CIK 893486

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003
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

Yes /x/    No / /

Depository Units outstanding at July 31, 2003—6,300,000

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited)
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Royalty income
ODC royalty	$2,181	$1,048	$3,820	$2,158
Willard royalty	371	244	752	574
Net profits royalty	1,909	968	8,157	2,619
Support payment	—	253	—	253

Total royalties	4,461	2,513	12,729	5,604
Administrative fee to Devon Energy Corporation	(72)	(69)	(141)	(136)
Cash withheld for trust expenses	(150)	(50)	(200)	(150)

Distributable cash	$4,239	$2,394	$12,388	$5,318

Distributable cash per trust unit	$0.67301	$0.38000	$1.96662	$0.84411

Trust units outstanding	6,300	6,300	6,300	6,300

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands, except unit data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets—cash	$17	$38

Investment in royalty interests, at cost	87,276	87,276
Less: accumulated amortization	(75,755)	(74,139)

	11,521	13,137

Total assets	$11,538	$13,175

LIABILITIES
Current liabilities—advance from Devon Energy Corporation	50	—
TRUST CORPUS
Trust corpus, 6,300,000 trust units issued and outstanding	11,488	13,175

Total liabilities and trust corpus	$11,538	$13,175

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
Six Months Ended June 30, 2003 and 2002
(In thousands)

Balance at December 31, 2001	$17,007
Cash proceeds	5,468
Cash distributions	(5,318)
Trust expenses	(214)
Amortization of royalty interests	(2,102)

Balance at June 30, 2002	$14,841

Balance at December 31, 2002	$13,175
Cash proceeds	12,588
Cash distributions	(12,388)
Trust expenses	(271)
Amortization of royalty interests	(1,616)

Balance at June 30, 2003	$11,488

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST

NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1. The Trust

        The financial statements at June 30, 2003 and for the three-month and six-month periods then ended are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) that are, in the opinion of Devon Energy Corporation, necessary for a fair presentation of the financial position and cash proceeds and distributable cash of the Santa Fe Energy Trust for the interim periods.

        Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992, with JPMorgan Chase Bank, formerly The Chase Manhattan Bank, successor by merger to Chase Bank of Texas, National Association, formerly Texas Commerce Bank, National Association, as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the "Royalty Properties") conveyed to the Trust by Devon Energy Production Company, L.P. ("Devon"), successor by merger to Devon SFS Operating Inc., formerly known as Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. The Royalty Interests consist of two term royalty interests in two production units in the Wasson field in west Texas (the "Wasson Royalties") and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in twelve states (the "Net Profits Royalties"). The Royalty Interests are passive in nature and the Trustee has no control over or responsibility relating to the operation of the Royalty Properties. The Trust will be liquidated on February 15, 2008 (the "Liquidation Date").

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

Note 2. Basis of Accounting

        The financial statements of the Trust are prepared on the cash basis of accounting for revenues and expenses. Royalty income is recorded when received (generally during the quarter following the end of the quarter in which the income from the Royalty Properties is received by Devon) and is net of any cash basis exploration and development expenditures and amounts reserved for any future exploration and development costs. Expenses of the Trust, which will include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and out-of-pocket expenses, are recognized when paid. Under accounting principles generally accepted in the United States of America, revenues and expenses would be recognized on an accrual basis. Amortization of the Trust's investment in Royalty Interests is recorded using the unit-of-production method in the period in which the cash is received with respect to such production; therefore, a statement of cash flows is not presented.

        The conveyance of the Royalty Interests to the Trust was accounted for as a purchase transaction. The $87,276,000 reflected in the Statements of Assets, Liabilities and Trust Corpus as Investment in Royalty Interests represents 6,300,000 Trust Units valued at $20 per unit less the $38,724,000 paid for the Treasury obligations. The carrying value of the Trust's investment in the Royalty Interests is not necessarily indicative of the fair value of such Royalty Interests.

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

Note 4. Distribution to Trust Unit Holders

        The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

			Distributions
	Royalty Payment Received		Amount	Per Trust Unit
	(in thousands, except per unit data)
2002
First quarter	$3,024		$2,924	$0.46411
Second quarter	2,444	(a)	2,394	0.38000
Third Quarter	2,759	(b)	2,709	0.43000
Fourth quarter	3,158	(c)	3,108	0.49318

	$11,385		$11,135	$1.76729

2003
First quarter	$8,199		$8,149	$1.29361
Second quarter	4,389		4,239	0.67301

(a)
Includes Support Payment of $252,724 or $0.04012 per Trust Unit.

(b)
Includes recoupment by Devon of Support Payment of $88,967 or $0.01412 per Trust Unit.

(c)
Includes recoupment by Devon of Support Payment of $163,757 or $0.02600 per Trust Unit.

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

        Trust expenses include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and other out-of-pocket expenses. The Trust's ability to pay expenses primarily depends on receipt of royalty income. Devon may, at its sole discretion and without obligation to do so, advance funds to the Trust to enable the Trust to pay expenses. The Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that any such borrowings are repaid in full prior to making further distributions to Holders. As of June 30, 2003, there was an outstanding advance to the Trust from Devon Energy Corporation of $50,000.

Results of Operations

        The Trust's results of operations are dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties.

        Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's weighted average crude oil sales price for the second quarter of 2003 was $29.84 per barrel compared with $17.02 per barrel for the same period in 2002. Crude oil prices with respect to the Trust's results in the third quarter of 2003 averaged $28.00 per barrel. The Trust's weighted average crude oil sales price for the first six months of 2003 was $27.86 per barrel compared with $18.54 per barrel for the same period of 2002.

        Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's weighted average price for natural gas in the second quarter of 2003 was $3.78 per Mcf compared with $2.34 per Mcf in the second quarter of 2002. Natural gas prices with respect to the Trust's results in the third quarter of 2003 averaged $5.88 per Mcf. The Trust's weighted average price for natural gas in the first six months of 2003 was $3.47 per Mcf compared with $2.58 per Mcf for the same period of 2002.

        Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the third quarter of 2003 reflects revenues received and costs and expenses paid by Devon in the second quarter of 2003. On August 29, 2003, the Trust will make a cash distribution of $4.7 million, or $0.75075 per Trust Unit, to unitholders of record on August 14, 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
					Third Quarter 2003
	2003	2002	2003	2002
Volumes and Prices
Oil volumes (Bbls):
Wasson ODC royalty	72,100	65,700	137,800	128,200	72,100
Wasson Willard royalty	12,000	15,200	27,200	33,500	12,000
Net profits royalties	46,594	38,567	93,199	93,464	38,682
Gas volumes (Mcf):
Net profits royalties	333,638	421,700	690,546	837,460	398,553
Oil average prices ($/Bbl):
Wasson ODC royalty	$32.28	$17.43	$29.63	$18.50	$27.10
Wasson Willard royalty	32.28	17.40	29.18	18.59	27.10
Net profits royalty	25.42	16.18	24.87	18.59	29.94
Support Payments	—	17.43	—	17.43	—
Gas average prices ($/Mcf):
Net profits royalties	3.78	2.34	3.47	2.58	5.88
Cash Proceeds and Distributable Cash (in thousands, except per unit data)
Wasson ODC royalty:
Sales	$2,328	$1,145	$4,084	$2,371	$1,954
Operating expenses	(147)	(97)	(264)	(213)	(132)

	2,181	1,048	3,820	2,158	1,822

Wasson Willard royalty:
Sales	387	264	793	622	326
Operating expenses	(16)	(20)	(41)	(48)	(8)

	371	244	752	574	318

Net profits royalty:
Sales	2,509	1,612	4,774	3,919	3,503
Proceeds from property sales	—	—	4,572	—	—
Operating expenses	(583)	(635)	(1,145)	(1,254)	(589)
Capital expenditures	(17)	(9)	(44)	(46)	(76)

	1,909	968	8,157	2,619	2,838

Support payment	—	253	—	253	—

Total royalties	4,461	2,513	12,729	5,604	4,978
Administrative fee to Devon	(72)	(69)	(141)	(136)	(72)

Payment received	4,389	2,444	12,588	5,468	4,906
Cash withheld for trust expenses	(150)	(50)	(200)	(150)	(175)

Distributable cash	$4,239	$2,394	$12,388	$5,318	$4,731

Distributable cash per unit	$0.67301	$0.38000	$1.96662	$0.84411	$0.75075

        Sales increased $2.2 million from the second quarter of 2002 to the second quarter of 2003. Sales increased $2.2 million due to a $12.82 per barrel increase in the average price of oil from $17.02 per barrel in the 2002 quarter to $29.84 per barrel in the 2003 quarter and due to a $1.44 per Mcf increase in the average gas price during the same period. Production levels in the second quarter of 2003 and the second quarter of 2002 were essentially flat.

        Sales increased $2.7 million from the first half of 2002 to the first half of 2003. Sales increased $3.0 million due to a $9.32 per barrel increase in the average price of oil from $18.54 per barrel in the first half of 2002 to $27.86 per barrel in the first half of 2003 and due to a $0.89 per Mcf increase in the average gas price during the same period. A decrease in first half 2003's production of approximately 21,500 barrels of oil equivalent caused sales to decrease by $0.3 million. This reduction was primarily the result of the declining oil and gas production from the Net Profits Properties due to natural declines and sales of certain properties.

        Sales increased $0.6 million from the second quarter of 2003 to the third quarter of 2003. Sales increased $0.6 million due to a $2.10 per Mcf increase in the average gas price from the second quarter of 2003 to the third quarter of 2003 partially offset by a $1.84 per barrel decrease in the average price of oil from $29.84 per barrel in the second quarter of 2003 to $28.00 per barrel in the third quarter of 2003. Production levels from the second quarter of 2003 to the third quarter of 2003 were essentially flat.

        Proceeds from the sales of property were $4.6 million during the first half of 2003 due to sales of certain Net Profits Properties in the period.

        Operating expenses remained essentially flat from the second quarter of 2003 to the second quarter of 2002 and from the first half of 2002 to the first half of 2003.

        Operating expenses also remained constant from the second quarter of 2003 to the third quarter of 2003. Operating expenses may fluctuate from quarter to quarter due to the timing of payments.

        Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties.

Forward Looking Statements

        Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, the words "anticipates," "expects," "believes," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that actual results could differ materially from those projected by such forward-looking statements. Although it is believed that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the time this report is filed with the Securities and Exchange Commission, no assurance can be given that such expectations will prove correct. Factors that could cause results to differ materially from the results discussed in such forward-looking statements include: production variances from expectations, volatility of oil and gas prices, the need to develop and replace reserves, capital expenditures required to fund operations, environmental risks, uncertainties about estimates of reserves, competition and government regulation and political risks. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Disclosures About Market Risk

        Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Devon to JPMorgan Chase Bank, as Trustee, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Trustee carried out an evaluation, under the supervision and with the participation of Mike Ulrich, as Trust Officer of the Trustee, of the effectiveness of the Trustee's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Mr. Ulrich concluded that the Trustee's disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in the Trust's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, subject to the limitations on disclosure controls and procedures set forth below.

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

        Changes in Internal Controls.    There has been no change in the Trustee's internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Trustee's internal controls over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal controls of Devon and the working interest owners.

PART II

OTHER INFORMATION

Items 1, 2, 3, 4 & 5 are not applicable and have been omitted.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

		SEC File or Registration Number	Exhibit Number
3(a)*	Form of Trust Agreement of Santa Fe Energy Trust	33-51760	3.1
4(a)*	Form of Custodial Deposit Agreement	33-51760	4.2
4(b)*	Form of Secure Principal Energy Receipt (included as Exhibit A to Exhibit 4(a))	33-51760	4.1
10(a)*	Form of Net Profits Conveyance (Multi-State)	33-51760	10.1
10(b)*	Form of Wasson Conveyance	33-51760	10.2
10(c)*	Form of Louisiana Mortgage	33-51760	10.3
31	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32	Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
	(*) Indicates exhibit filed incorporated herein by reference
(b)
Reports on Form 8-K

        None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTA FE ENERGY TRUST (Registrant)
By	JPMORGAN CHASE BANK, TRUSTEE
By	/s/ MIKE ULRICH Mike Ulrich Vice President & Trust Officer

Date: August 13, 2003

        The Registrant, Santa Fe Energy Trust, has no principal or chief executive officer, principal or chief financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

Exhibit Index

		SEC File or Registration Number	Exhibit Number
3(a)*	Form of Trust Agreement of Santa Fe Energy Trust	33-51760	3.1
4(a)*	Form of Custodial Deposit Agreement	33-51760	4.2
4(b)*	Form of Secure Principal Energy Receipt (included as Exhibit A to Exhibit 4(a))	33-51760	4.1
10(a)*	Form of Net Profits Conveyance (Multi-State)	33-51760	10.1
10(b)*	Form of Wasson Conveyance	33-51760	10.2
10(c)*	Form of Louisiana Mortgage	33-51760	10.3
31	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32	Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
*
Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

QuickLinks

PART I—FINANCIAL INFORMATION
SANTA FE ENERGY TRUST STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited) (In thousands, except per unit data)
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (In thousands, except unit data)
SANTA FE ENERGY TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited) Six Months Ended June 30, 2003 and 2002 (In thousands)
SANTA FE ENERGY TRUST NOTES TO FINANCIAL STATEMENTS (Unaudited)
PART II OTHER INFORMATION
SIGNATURE
Exhibit Index