Form 10-Q
period 2003-09-30
SANTA FE ENERGY TRUST
filed 2003-11-13
CIK 893486

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003
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

Yes /x/    No / /

Depository Units outstanding at October 31, 2003—6,300,000

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Royalty income
ODC royalty	$1,822	$1,546	$5,642	$3,704
Willard royalty	318	359	1,070	933
Net profits royalty	2,838	1,012	10,995	3,631
Support payment (recoupment)	—	(89)	—	164

Total royalties	4,978	2,828	17,707	8,432
Administrative fee to Devon Energy Corporation	(72)	(69)	(213)	(205)
Cash withheld for trust expenses	(175)	(50)	(375)	(200)

Distributable cash	$4,731	$2,709	$17,119	$8,027

Distributable cash per trust unit	$0.75075	$0.43000	$2.71737	$1.27411

Trust units outstanding	6,300	6,300	6,300	6,300

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands, except unit data)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets—cash	$45	$38

Investment in royalty interests, at cost	87,276	87,276
Less: accumulated amortization	(76,569)	(74,139)

	10,707	13,137

Total assets	$10,752	$13,175

LIABILITIES
Current liabilities—advance from Devon Energy Corporation	50	—
TRUST CORPUS
Trust corpus, 6,300,000 trust units issued and outstanding	10,702	13,175

Total liabilities and trust corpus	$10,752	$13,175

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
Nine Months Ended September 30, 2003 and 2002
(In thousands)

Balance at December 31, 2001	$17,007
Cash proceeds	8,227
Cash distributions	(8,027)
Trust expenses	(246)
Amortization of royalty interests	(3,000)

Balance at September 30, 2002	$13,961

Balance at December 31, 2002	$13,175
Cash proceeds	17,494
Cash distributions	(17,119)
Trust expenses	(418)
Amortization of royalty interests	(2,430)

Balance at September 30, 2003	$10,702

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST

NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1. The Trust

        The financial statements at September 30, 2003 and for the three-month and nine-month periods then ended are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) that are, in the opinion of Devon Energy Corporation, necessary for a fair presentation of the financial position and cash proceeds and distributable cash of the Santa Fe Energy Trust for the interim periods.

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

Note 2. Basis of Accounting

        The financial statements of the Trust are prepared on the cash basis of accounting for revenues and expenses. Royalty income is recorded when received (generally during the quarter following the end of the quarter in which the income from the Royalty Properties is received by Devon) and is net of any cash basis exploration and development expenditures and amounts reserved for any future exploration and development costs. Expenses of the Trust, which include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and out-of-pocket expenses, are recognized when paid. Under accounting principles generally accepted in the United States of America, revenues and expenses would be recognized on an accrual basis. Amortization of the Trust's investment in Royalty Interests is recorded using the unit-of-production method in the period in which the cash is received with respect to such production; therefore, a statement of cash flows is not presented.

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

Note 4. Distribution to Trust Unit Holders

        The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

			Distributions
	Royalty Payment Received		Amount	Per Trust Unit
	(in thousands, except per unit data)
2002
First quarter	$3,024		$2,924	$0.46411
Second quarter	2,444	(a)	2,394	0.38000
Third Quarter	2,759	(b)	2,709	0.43000
Fourth quarter	3,158	(c)	3,108	0.49318

	$11,385		$11,135	$1.76729

2003
First quarter	$8,199		$8,149	$1.29361
Second quarter	4,389		4,239	0.67301
Third quarter	4,906		4,731	0.75075

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

        Trust expenses include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and other out-of-pocket expenses. The Trust's ability to pay expenses primarily depends on receipt of royalty income. Devon may, at its sole discretion and without obligation to do so, advance funds to the Trust to enable the Trust to pay expenses. The Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that any such borrowings are repaid in full prior to making further distributions to Holders. As of September 30, 2003, there was an outstanding advance to the Trust from Devon Energy Corporation of $50,000.

Results of Operations

        The Trust's results of operations are dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties.

        Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's weighted average crude oil sales price for the third quarter of 2003 was $28.00 per barrel compared with $23.56 per barrel for the same period in 2002. Crude oil prices with respect to the Trust's results in the fourth quarter of 2003 averaged $27.74 per barrel. The Trust's weighted average crude oil sales price for the first nine months of 2003 was $27.91 per barrel compared with $20.10 per barrel for the same period of 2002.

        Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's weighted average price for natural gas in the third quarter of 2003 was $5.88 per Mcf compared with $2.35 per Mcf in the third quarter of 2002. Natural gas prices with respect to the Trust's results in the fourth quarter of 2003 averaged $5.22 per Mcf. The Trust's weighted average price for natural gas in the first nine months of 2003 was $4.35 per Mcf compared with $2.52 per Mcf for the same period of 2002.

        Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the fourth quarter of 2003 reflects revenues received and costs and expenses paid by Devon in the third quarter of 2003. On November 28, 2003, the Trust will make a cash distribution of $4.3 million, or $0.67684 per Trust Unit, to unitholders of record on November 14, 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
					Fourth Quarter 2003
	2003	2002	2003	2002
Volumes and Prices
Oil volumes (Bbls):
Wasson ODC royalty	72,100	65,700	209,900	193,900	72,100
Wasson Willard royalty	12,000	15,200	39,200	48,700	12,000
Net profits royalties	38,681	34,328	131,880	127,792	39,038
Gas volumes (Mcf):
Net profits royalties	398,553	307,035	1,089,099	1,144,495	339,725
Oil average prices ($/Bbl):
Wasson ODC royalty	$27.10	$25.24	$28.76	$20.78	$28.45
Wasson Willard royalty	27.10	25.18	28.54	20.64	28.45
Net profits royalty	29.94	19.64	26.35	18.87	26.19
Support Payments	—	—	—	17.43	—
Gas average prices ($/Mcf):
Net profits royalties	5.88	2.35	4.35	2.52	5.22
Cash Proceeds and Distributable Cash (in thousands, except per unit data)
Wasson ODC royalty:
Sales	$1,954	$1,658	$6,038	$4,029	$2,051
Operating expenses	(132)	(112)	(396)	(325)	(136)

	1,822	1,546	5,642	3,704	1,915

Wasson Willard royalty:
Sales	326	383	1,119	1,005	341
Operating expenses	(8)	(24)	(49)	(72)	(10)

	318	359	1,070	933	331

Net profits royalty:
Sales	3,503	1,395	8,277	5,314	2,797
Proceeds from property sales	—	187	4,572	187	—
Operating expenses	(589)	(531)	(1,734)	(1,785)	(538)
Capital expenditures	(76)	(39)	(120)	(85)	(19)

	2,838	1,012	10,995	3,631	2,240

Support payment (recoupment)	—	(89)	—	164	—

Total royalties	4,978	2,828	17,707	8,432	4,486
Administrative fee to Devon	(72)	(69)	(213)	(205)	(72)

Payment received	4,906	2,759	17,494	8,227	4,414
Cash withheld for trust expenses	(175)	(50)	(375)	(200)	(150)

Distributable cash	$4,731	$2,709	$17,119	$8,027	$4,264

Distributable cash per unit	$0.75075	$0.43000	$2.71737	$1.27411	$0.67684

        Sales increased $2.3 million from the third quarter of 2002 to the third quarter of 2003. Sales increased $1.9 million due to a $4.44 per barrel increase in the average price of oil from $23.56 per barrel in the 2002 quarter to $28.00 per barrel in the 2003 quarter and due to a $3.53 per Mcf increase in the average gas price from $2.35 per Mcf in the third quarter of 2002 to $5.88 in the third quarter of

2003. A production increase of approximately 23,000 barrels of oil equivalent ("Boe") in the third quarter of 2003, as compared to the third quarter of 2002, accounted for the remainder of the increase.

        Sales increased $5.0 million from the first nine months of 2002 to the first nine months of 2003. Sales increased $5.0 million due to a $7.81 per barrel increase in the average price of oil from $20.10 per barrel in the first nine months of 2002 to $27.91 per barrel in the first nine months of 2003 and due to a $1.83 per Mcf increase in the average gas price from $2.52 per Mcf in the third quarter of 2002 to $4.35 per Mcf in the third quarter of 2003. Production levels in the first nine months of 2003 and 2002 were essentially flat.

        Sales decreased $0.6 million from the third quarter of 2003 to the fourth quarter of 2003. Sales decreased $0.3 million due to a $0.66 per Mcf decrease in the average gas price from $5.88 per Mcf in the third quarter of 2003 to $5.22 per Mcf in the fourth quarter of 2003 as well as a $0.26 per barrel decrease in the average price of oil from $28.00 per barrel in the third quarter of 2003 to $27.74 per barrel in the fourth quarter of 2003. Sales decreased $0.3 million due to a decline in production of approximately 9,500 Boe from the third quarter of 2003 to the fourth quarter of 2003. This reduction was primarily the result of the declining oil and gas production from the Net Profits Properties due to natural declines.

        Proceeds from the sales of property were $4.6 million during the first nine months of 2003 due to sales of certain Net Profits Properties in the period.

        Operating expenses remained essentially flat from the third quarter of 2002 to the third quarter of 2003 and from the first nine months of 2002 to the first nine months of 2003.

        Operating expenses also remained constant from the third quarter of 2003 to the fourth quarter of 2003. Operating expenses may fluctuate from quarter to quarter due to the timing of payments.

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

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Trustee carried out an evaluation, under the supervision and with the participation of Mike Ulrich, as Trust Officer of the Trustee, of the effectiveness of the Trustee's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Mr. Ulrich concluded that the Trustee's disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in the Trust's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, subject to the limitations on disclosure controls and procedures set forth below.

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

        Changes in Internal Controls.    There has been no change in the Trustee's internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Trustee's internal controls over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal controls of Devon and the working interest owners.

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

Date: November 13, 2003

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

QuickLinks

PART I—FINANCIAL INFORMATION
SANTA FE ENERGY TRUST STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited) (In thousands, except per unit data)
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (In thousands, except unit data)
SANTA FE ENERGY TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited) Nine Months Ended September 30, 2003 and 2002 (In thousands)
SANTA FE ENERGY TRUST NOTES TO FINANCIAL STATEMENTS (Unaudited)
PART II OTHER INFORMATION
SIGNATURE
Exhibit Index