Form 10-K
period 2003-12-31
SANTA FE ENERGY TRUST
filed 2004-03-10
CIK 893486

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

        On June 30, 2003, the last business day of the most recently completed second fiscal quarter for registrant, the aggregate market value of the 6,300,000 outstanding Despositary Units held by non-affiliates of the registrant was $162,288,000 based on the closing sales price of $25.76 per unit on June 30, 2003.

Depositary Units outstanding at February 17, 2004—6,300,000

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

PART I

Item 1. Business.

DESCRIPTION OF THE TRUST

        The Santa Fe Energy Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, JPMorgan Chase Bank, formerly The Chase Manhattan Bank, successor by merger to Chase Bank of Texas, National Association, formerly Texas Commerce Bank National Association (the "Trustee" or "JPMorgan Chase Bank"), 700 Lavaca, Austin, Texas 78701. The telephone number of the Trust is (512) 479-2562. On our web site, located at "http://www.businesswire.com/cnn/sff.htm", we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our web site are available free of charge.

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

        The Trust Units and Treasury Obligations are held by the Depositary for the holders of Depositary Units ("Holders"). The Treasury Obligations consist of a portfolio of United States Treasury stripped interest coupons that mature on the Liquidation Date in the aggregate face amount of $126,000,000, which amount equals $20 multiplied by the aggregate number of Depositary Units issued and outstanding. Since Depositary Units may be issued or transferred only in denominations of 50 or integral multiples thereof, each holder of 50 Depositary Units owns the entire beneficial interest in a discrete Treasury Obligation, in a face amount of $1,000, the minimum denomination of such Treasury Obligations. The Treasury Obligations do not pay current interest. Please read "Description of the Trust Units and Depositary Units—Federal Income Tax Matters".

        The Trust is a grantor trust formed by Devon to hold royalty interests in certain oil and gas properties owned by Devon (the "Royalty Properties"). Through December 31, 2003, the principal asset of the Trust consisted of (i) two term royalty interests (the Wasson ODC Royalty and the Wasson Willard Royalty; collectively, the "Wasson Royalties") conveyed to the Trust out of Devon's royalty interests in two production units (the Wasson ODC Unit and the Wasson Willard Unit) in the Wasson Field, and (ii) a net profits royalty interest (the "Net Profits Royalties") conveyed to the Trust out of Devon's royalty interests and working interests in a diversified portfolio of oil and gas properties (the "Net Profits Properties") located in 11 states (collectively, the "Royalty Interests"). The Trust's conveyed ownership in the Wasson Willard Unit, as well as the Wasson Willard Royalty, terminated on December 31, 2003.

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

        The Trustee is paid an annual fee of approximately $12,500. The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. Trustee fees and Trust administrative expenses totaled $439,000, $268,000 and $305,000 in 2003, 2002 and 2001, respectively, although such costs could be greater or less in subsequent periods depending on future events. In addition, the Trust paid Devon an annual fee of $285,000, $274,000 and $264,000 in 2003, 2002 and 2001, respectively. Such fee will increase by 3.5% per year, payable quarterly, to reimburse Devon for overhead expenses.

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

        The Wasson Willard Royalty.    The Wasson Willard Royalty was conveyed out of Devon's 6.8355% royalty interest in the Wasson Willard Unit and entitled the Trust to receive quarterly royalty payments with respect to oil production from the Wasson Willard Unit for each calendar quarter during the period ended December 31, 2003. The royalty payable for any calendar quarter was determined by multiplying (a) the Average Per Barrel Price (as defined below) received for such quarter with respect to oil production from the Wasson Willard Unit by (b) the Royalty Production (as defined below) for such quarter related to the Wasson Willard Royalty.

        "Royalty Production" for the Wasson Willard Royalty was defined as 6.8355% of the lesser of (i) the actual number of gross barrels of oil produced for such quarter from the Wasson Willard Unit and (ii) the applicable maximum quarterly gross production limitation. The Trust's conveyed ownership in the Wasson Willard Unit, as well as the Wasson Willard Royalty which was approximately $1.4 million in 2003 and 2002, terminated on December 31, 2003.

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

Other Matters

        Payments to the Trust are attributable to the sale of depleting assets. Thus, the reserves attributable to the Royalty Properties are expected to decline over time. Based on the estimated production volumes in the Reserve Report (hereinafter defined), on a barrel of oil equivalent basis, the oil and gas production from proved reserves attributable to the Trust in the year preceding the Liquidation Date is expected to be approximately 56% of the oil and gas production attributable to the Trust in 2003. Sales of properties may reduce this percentage further.

        Under the terms of the Conveyances, neither the Trustee, the Trust nor the Holders will be able to influence or control the operation or future development of the Royalty Properties. Devon operates only a small number of the Royalty Properties and is not expected to be able to significantly influence the operations or future development of the Royalty Properties that are royalty interests or that consist of relatively small working interests. Such operations will generally be controlled by persons unaffiliated with the Trustee and Devon. Devon, however, owns a working interest in the Wasson ODC Unit and may be able to exercise some influence, though not control, over unit operations.

        The tertiary recovery operations in the Wasson Field have required substantial capital expenditures and will involve future capital expenditures for CO2 acquisition. A prolonged oil price downturn in the future could cause the operators in the Wasson Field to reassess the economic viability of production operations notwithstanding their substantial investment. Such decisions will not be in the control of either Devon or the Trustee and could have the effect of substantially reducing expected production from the Wasson Field.

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

        The Trust Agreement provides that Devon may sell the Royalty Properties, subject to and burdened by the Royalty Interests, without the consent of the Holders. In addition, Devon may, without the consent of the Holders, require the Trust to release up to $5 million of the Net Profit Royalties in any 12-month period in connection with a sale of the Net Profits Properties provided that the Trust receives an amount equal to 90% of the net proceeds received by Devon with respect to the Net Profits Properties sold and such cash price represents the fair market value of such properties (which fair market value for sales in excess of $500,000 will be determined by independent appraisal). Such sales can be required of the Trust without regard to any dollar limitation on and after December 31, 2005. Any net sales proceeds paid to the Trust are distributable to Holders for the quarter in which such proceeds are received. Pursuant to the Trust Agreement, the Trust may not sell the Wasson ODC Royalty without the consent of Devon. Under the Trust Agreement, Devon has a right of first refusal to purchase any of the Royalty Interests at fair market value, or if applicable, the offered third-party price, prior to the Liquidation Date.

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

        The allowance for depletion with respect to a property is determined annually and is the greater of cost depletion or, if allowable, percentage depletion. Percentage depletion is generally available to "independent producers" (generally persons who are not substantial refiners or retailers of oil or gas or their primary products) on the equivalent of 1,000 barrels of production per day. Percentage depletion is a statutory allowance generally equal to 15% of the gross income from production from a property, subject to a net income limitation which is 100% of the taxable income from the property, computed without regard to depletion deductions and certain loss carrybacks. For tax years beginning after December 31, 1997, and before January 1, 2004, the 100% of taxable income limitation on percentage depletion did not apply to "marginal production." Legislation has been proposed, but not yet enacted, that would extend this provision from January 1, 2004 to January 1, 2007. Additionally, the percentage depletion rate for "marginal production" is adjusted annually and is generally greater than 15%. Marginal production includes (i) "stripper well property," generally defined as a domestic crude oil or natural gas property producing 15 barrel equivalents or less per day per well, and (ii) "heavy oil," generally defined as domestic crude oil produced from any property if such crude oil had a weighted average gravity of 20 degrees API or less. The depletion deduction attributable to percentage depletion for a taxable year is limited to 65% of the taxpayer's taxable income for the year before allowance of "independent producers" percentage depletion and certain loss carrybacks. Unlike cost depletion, percentage depletion is not limited to the adjusted tax basis of the property, although it reduces such adjusted tax basis (but not below zero).

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

        Each Holder should consider state and local tax consequences of an investment in Depositary Units. The Trust owns or has owned the Royalty Interests burdening oil and gas properties located in Alabama, Arkansas, California, Colorado, Kansas, Louisiana, Mississippi, New Mexico, North Dakota, Oklahoma, Texas, Wyoming, and in state waters offshore Louisiana. Of these, all but Texas and Wyoming have income taxes applicable to individuals. As stated, Texas currently has no individual income tax and the Reserve Report reflects that more than 50% of the estimated future net cash inflows generated by the Trust will be attributable to properties located in Texas. A Holder may be required to file state income tax returns and/or to pay taxes in those states imposing income taxes and may be subject to penalties for failure to comply with such requirements. Further, in some states the Trust may be taxed as a separate entity.

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

DESCRIPTION OF THE ROYALTY PROPERTIES

The Wasson Properties

        The Wasson Royalties were conveyed to the trust out of Devon's 12.3934% royalty interest in the Wasson ODC Unit and its 6.8355% royalty interest in the Wasson Willard Unit, located in the Wasson Field. The Trust's conveyed ownership in the Wasson Willard Unit terminated at the end of 2003. Devon also owns working interests in each of these units. The Wasson Field has been significantly redeveloped for tertiary recovery operations utilizing CO2 flooding, which commenced in 1984. Most of the capital expenditures for plant, facilities, wells and equipment necessary for such tertiary recovery operations have been made, although ongoing capital expenditures for CO2 acquisition will be required to complete the flood of the Wasson Field. The Wasson Royalties are not subject to development costs or operating costs (including CO2 acquisition costs).

        The Wasson ODC Unit and the Wasson Willard Unit are production units formed by the various interest owners in the Wasson Field to facilitate development and production of certain geographically concentrated leases. The Wasson ODC Unit covers approximately 7,840 acres with approximately 300 producing wells and is operated by Altura Energy, Ltd. The Wasson Willard Unit covers approximately 13,520 acres with approximately 326 producing wells and is operated by a subsidiary of BP Amoco p.l.c. Production attributable to Devon's royalty interests in the Wasson ODC Unit and Wasson Willard Unit is marketed by Devon and in some cases is sold at the wellhead at market responsive prices that approximate spot oil prices for West Texas Sour crude, and in other cases is sold at points within common carrier pipeline systems on terms whereby Devon pays the cost of transporting the same to such points. Devon may sell its royalty interests in the Wasson Field subject to and burdened by the Wasson Royalties, without the consent of the Trustee of the Trust or the Holders. The Wasson Royalties may not be sold by the Trust without the consent of Devon.

The Net Profits Properties

        The Royalty Properties burdened by the Net Profits Royalties consist of royalty and working interests in a diversified portfolio of producing properties located in established oil and gas producing areas in 12 states. Approximately 70% of the discounted present value of estimated future net revenues attributable to the Net Profits Royalties is generated from Net Profits Properties located in Texas, Oklahoma and Louisiana and in state waters offshore Louisiana. Production attributable to the Net Profits Properties is principally sold at market responsive prices.

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

        Devon estimates that as of December 31, 2003, the Net Profits Properties covered approximately 225,000 gross acres (approximately 34,000 net to Devon). Productive well information generally is not made available by operators to owners of royalties and overriding royalties. Accordingly, such information is unavailable to Devon for the Net Profits Properties.

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

Reserves

        A study of the proved oil and gas reserves attributable to the Trust as of December 31, 2003 has been made by Ryder Scott Company, L.P., independent petroleum consultants. The following letter ("Reserve Report") summarizes such reserve study. The Trust has not filed reserve estimates covering the Royalty Properties with any other Federal authority or agency.

(RYDER SCOTT LETTERHEAD)

February 5, 2004

Devon Energy Corporation
20 North Broadway, Suite 1500
Oklahoma City, Oklahoma 73102-8260

Gentlemen:

        At your request, we have prepared certain data for the Santa Fe Energy Trust (Trust) as of December 31, 2003 relevant to the supplementary information dictated by Financial Accounting Standards Board (FASB) Statement No. 69 (SFAS 69). SFAS 69 establishes the set of disclosures for oil and gas producing activities as required by Securities and Exchange Commission (SEC) Regulation S-K.

        The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Devon Energy Corporation hereinafter referred to as Devon. The interests conveyed to the Trust consist of royalty interests in the Wasson ODC and Willard Units in the Wasson Field, Texas (Wasson Royalties) and a net profits interest derived from working and royalty interests in numerous other properties (Net Profits Royalties). The Trust's conveyed ownership in the Willard Unit terminated at the end of 2003. Therefore, as of this report date, there is no further consideration of this interest in this unit in this report. The properties included in the Trust are located in the states of Alabama, Arkansas, Colorado, Kansas, Louisiana, Mississippi, New Mexico, North Dakota, Oklahoma, Texas, Wyoming, and in state waters offshore Louisiana.

        The estimated reserve quantities and future income quantities presented in this report are related to a large extent to hydrocarbon prices. Hydrocarbon prices in effect at December 31, 2003 were used in the preparation of this report as required by SEC and FASB rules; however, actual future prices may vary significantly from December 31, 2003 prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

        The summary of our estimates of the proved net reserves attributable to the Trust as of December 31, 2003 are presented below:

	Santa Fe Energy Trust As of December 31, 2003
	Liquids (MBbls)	Gas (MMCF)	Estimated Future Net Cash Inflows (M$)	Present Value at 10% (M$)
Proved Net Developed and Undeveloped
Wasson ODC Royalty	1,054.9	0	29,382.6	24,644.9
Wasson Willard Royalty	0	0	0	0
Net Profits Royalties	745.7	6,232	59,042.4	34,448.4

Totals	1,800.6	6,232	88,425.0	59,093.3

Proved Net Developed
Wasson ODC Royalty	1,054.9	0	29,382.6	24,644.9
Wasson Willard Royalty	0	0	0	0
Net Profits Royalties	745.7	6,232	59,042.4	34,448.4

Totals	1,800.6	6,232	88,425.0	59,093.3

        The estimated proved reserves and income quantities for the Wasson ODC Royalty presented in this report are calculated by multiplying the net revenue interest attributable to the Wasson ODC Royalty by the total amount of oil estimated to be economically recoverable from the productive unit, subject to production limitations applicable to the Wasson ODC Royalty, which has been described to us by Devon.

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

        Devon has indicated that the conveyance of the Wasson Royalties to the Trust provides that the Trust may receive additional income from the Wasson ODC Unit through Support Payments through 2002, at which time the Support Payments are terminated. Therefore, as of this report date, there is no further consideration of these support payments.

        The "Liquid" reserves shown in this report are comprised of crude oil, condensate and natural gas liquids. Natural gas liquids comprise 3.2 percent of the Trust's developed liquid reserves and 3.2 percent of the Trust's developed and undeveloped liquid reserves. All hydrocarbon liquid reserves are expressed in standard 42 gallon barrels. All gas volumes are sales gas expressed in MMCF at the pressure and temperature bases of the area where the gas reserves are located. No attempt was made to quantify or otherwise account for any accumulated gas production imbalances that may exist.

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

  Revenue and Income Estimates

        In accordance with the standardized measure criteria of SFAS 69, our estimates of future cash inflows, future costs, and future net cash inflows before income tax, as well as our estimated reserve quantities, as of December 31, 2003 are presented below.

	Santa Fe Energy Trust As of December 31, 2003
	Net Profits Royalties
	Royalty Interests	Working Interests	Totals	Wasson ODC Royalties	Totals
Total Proved
Future Cash Inflows (M$)	11,709.7	47,332.7	59,042.4	31,911.5	90,953.9
Future Costs
Production (M$)	0	0	0	2,528.9	2,528.9
Development (M$)	0	0	0	0	0

Total Costs (M$)	0	0	0	2,528.9	2,528.9
Future Net Cash Inflows
Before Income Tax (M$)	11,709.7	47,332.7	59,042.4	29,382.6	88,425.0
Present Value at 10%
Before Income Tax (M$)	5,123.0	29,325.4	34,448.4	24,644.9	59,093.3
Proved Net Developed Reserves
Liquids (MBbls)	115.2	630.5	745.7	1,054.9	1,800.6
Gas (MMCF)	1,501	4,731	6,232	0	6,232
Proved Net Undeveloped Reserves
Liquids (MBbls)	0	0	0	0	0
Gas (MMCF)	0	0	0	0	0
Total Proved Net Reserves
Liquids (MBbls)	115.2	630.5	745.7	1,054.9	1,800.6
Gas (MMCF)	1,501	4,731	6,232	0	6,232

        In the case of the Wasson Royalties, the future cash inflows are gross revenues before any deductions. The production costs are based on current data and include production taxes and ad valorem taxes provided by Devon.

        In the case of the Net Profits Royalties, the future cash inflows are, as described previously, after consideration of future costs or expenses based on the price and cost assumptions utilized in this report. Therefore, the future cash inflows are the same as the future net cash inflows.

Hydrocarbon Prices

        Devon furnished us with hydrocarbon prices in effect at December 31, 2003 and with its forecasts of future prices which take into account SEC and FASB rules, current market prices, contract prices, and fixed and determinable price escalations where applicable.

        In accordance with SFAS 69, December 31, 2003 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differences (e.g. grade, gravity, sulfur and BS&W) as appropriate, and as provided by Devon. In accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2003 were not considered in this report.

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

        The estimates of reserves presented herein are based upon a detailed study of the properties in which the Trust has interests; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities that may exist nor were any costs included for potential liability to restore and clean up damages, if any, caused by past operating practices. Devon has informed us that they have furnished us all of the accounts, records, geological and engineering data and reports, and other data required for this investigation. The ownership interests, terms of the Trust, prices, taxes, costs, and other factual data furnished by Devon were accepted without independent verification. The estimates presented in this report are based on data available through June 2003.

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

        In contrast to the Net Profits Royalties, which have no contractually imposed production limitations, the Wasson ODC Royalty has been structured with a quarterly production limitation. Thus, the Trust and Holders will not receive cash distributions from oil production from the Wasson ODC production unit burdened by the Wasson ODC Royalty in excess of such amount. While the Wasson ODC Unit is expected to produce at levels substantially in excess of the applicable production limitation, failure of actual production from the Wasson ODC production unit to meet or exceed the applicable quarterly production limitation will reduce amounts payable in respect of the Wasson ODC Royalty.

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

        Order No. 637 also requires the FERC's Staff to analyze whether the FERC should implement additional fundamental policy changes. These include whether to pursue performance-based or other non-cost based ratemaking techniques and whether the FERC should mandate greater standardization in terms and conditions of service across the interstate pipeline grid. Order No. 637 was largely affirmed by the courts, and most pipelines' tariff filings to implement the requirements of Order No. 637 have been accepted by the FERC and placed into effect. Finally, in July 2002, the FERC commenced an inquiry into whether it should make changes to its policy of allowing pipelines in certain circumstances to charge "negotiated rates" for their services, including negotiated rates tied to various gas commodity market indices. In July 2003, the FERC reaffirmed the authority of pipelines to enter into negotiated rate transactions, but eliminated the right to use natural gas commodity price indices as a pricing mechanism for negotiated rates.

        As a result of these changes, sellers and buyers of gas have gained direct access to the particular pipeline services they need and are better able to conduct business with a larger number of counterparties. Devon believes these changes generally have improved the access to markets for the gas from the Net Profits Properties while, at the same time, substantially increasing competition in the natural gas marketplace. It remains to be seen, however, what effect the FERC's other activities will have on access to markets, the fostering of competition and the cost of doing business. Devon cannot predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on production and marketing of gas from the Net Profits Properties. Devon does not believe that it will be affected by any such new or different regulations materially differently than other sellers of natural gas with which it competes.

        In the past, Congress has been very active in the area of gas regulation. However, as discussed above, the more recent trend has been in favor of deregulation, or "lighter handed" regulation, and the promotion of competition in the gas industry. There regularly are other legislative proposals pending in the Federal and state legislatures which, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on the production and marketing of gas from the Net Profits Properties. Similarly, and despite the trend toward federal deregulation of the natural gas industry, whether or to what extent that trend will continue, or what the ultimate effect will be on the production and marketing of gas from the Net Profits Properties, cannot be predicted. Again, Devon does not believe that it will be affected by any such new legislative proposals materially differently than any other sellers of natural gas with which it competes.

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

Environmental Regulation

        General.    Activities on the Royalty Properties are subject to existing Federal, state and local laws and regulations governing environmental quality, pollution control and requiring consistency with applicable coastal zone management plans. Devon cannot predict what effect this or additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from operations on the Royalty Properties could have on the Trust. Environmental matters generally have an effect on the Trust only to the extent of revenues attributable to the Trust's interests in the Royalty Properties. If the Trust were held not to be an "express trust," a Holder could be jointly and severally liable for liabilities under the environmental laws.

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

        Oil Spills.    The federal Oil Pollution Act of 1990 ("OPA") and resulting regulations impose a variety of obligations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The term "waters of the United States" has been broadly defined to include inland water bodies, including wetlands and intermittent streams. The OPA assigns liability to each responisble party for oil removal costs and a variety of public and private damages.

        Discharge of Pollutants.    The Federal Water Pollution Control Act and resulting regulations, which are implemented through a system of permits, also govern the discharge of certain contaminants into waters of the United States, including the discharge of fill material into wetlands. Sanctions for failure to comply strictly with the Clean Water Act are generally resolved by payment of fines and correction of any identified deficiencies. However, regulatory agencies may also require the cessation of construction or operation of certain facilities that are the source of unauthorized water discharges or the restoration of wetlands that have been improperly filled.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of the Holders during the year ended December 31, 2003.

PART II

Item 5. Market for the Registrant's Unit, Related Holder Matters and Issuer Purchases of Units.

        The Depositary Units are traded on the New York Stock Exchange under ticker symbol SFF. The high and low closing sales prices and distributions for each quarter in the years ended December 31, 2002 and 2003 were as follows (in dollars):

	Closing Sales Prices
			Distribution Paid
	Low	High
2002
First Quarter	$22.57	$23.85	$0.46411
Second Quarter	21.00	23.58	0.38000	(a)
Third Quarter	20.90	22.65	0.43000	(b)
Fourth Quarter.	21.71	23.27	0.49318	(c)
2003
First Quarter	$22.35	$24.48	$1.29361	(d)
Second Quarter	22.85	26.11	0.67301
Third Quarter	25.10	27.45	0.75075
Fourth Quarter	26.00	28.28	0.67684

(a)
Includes Support Payment of $252,724 or $0.04012 per Trust Unit.

(b)
Includes recoupment by Devon of Support Payment of $88,967 or $0.01412 per Trust Unit.

(c)
Includes recoupment by Devon of Support Payment of $163,757 or $0.02600 per Trust Unit.

(d)
Includes proceeds from the sale of Net Profits Properties of $4.6 million or $0.72565 per Trust Unit.

        At February 17, 2004, the 6,300,000 Depositary Units outstanding were held by 255 holders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

        None.

Item 6. Selected Financial Data.

	2003	2002	2001	2000	1999
	(thousands, except per unit data)
Period Ended December 31:
Total Royalties	$22,193	$11,659	$19,011	$16,229	$11,045
Distributable Cash	21,383	11,135	18,422	15,702	10,501
Distributable Cash per Trust Unit	3.39421	1.76729	2.92414	2.49244	1.66689
At December 31:
Investment in Royalty Interests, net	$9,905	$13,137	$16,951	$21,057	$26,387
Trust Corpus	10,029	13,175	17,007	21,093	26,446

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

        The Trust's ability to pay expenses primarily depends on receipt of royalty income. Devon may, at its sole discretion and without obligation to do so, advance funds to the Trust to enable the Trust to pay expenses. The Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that any such borrowings are repaid in full prior to making further distributions to Holders. As of December 31, 2003, there was an outstanding advance to the Trust from Devon Energy Corporation of $50,000.

Results of Operations

        The Trust's results of operations are dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties.

        Since, on an equivalent basis, the majority of the Trust's proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other oil producing countries. In addition, a substantial portion of the Trust's revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust's weighted average crude oil sales price per Bbl (excluding the effect of Support Payments and recoupments) for 2003, 2002 and 2001 was $27.87, $21.82 and $26.55, respectively.

        Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust's weighted average price per Mcf for natural gas in 2003, 2002 and 2001 was $4.56, $2.64 and $4.97, respectively.

        Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payments of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the first quarter of 2004 reflects revenues received and costs and expenses paid by Devon in the fourth quarter of 2003. On February 27, 2004, the Trust made a cash distribution of $4.5 million, or $0.71784 per Trust Unit, to unitholders of record on February 13, 2004.

	Year Ended December 31,
				First Quarter 2004
	2003	2002	2001
				(Unaudited)
Volumes and Prices
Oil Volumes (Bbls)
Wasson ODC Royalty	282,000	259,600	252,200	72,100
Wasson Willard Royalty[1]	51,200	63,900	77,000	12,000
Net Profits Royalties	170,918	159,046	158,456	49,824
Gas Volumes (Mcf):
Net Profits Royalties	1,428,824	1,410,944	1,695,107	339,304
Oil Average Prices ($/Bbl) per unit data
Wasson ODC Royalty	$28.68	$22.92	$26.00	$28.50
Wasson Willard Royalty	28.52	22.76	26.23	28.50
Net Profits Royalties	26.32	19.63	27.57	26.04
Gas Average Prices ($/Mcf):
Net Profits Royalties	4.56	2.64	4.97	4.44
Cash Proceeds and Distributable Cash (in thousands of dollars, except as noted)
Wasson ODC Royalty:
Sales	$8,089	$5,951	$6,556	$2,055
Operating Expenses	(532)	(449)	(464)	(137)

	7,557	5,502	6,092	1,918

Wasson Willard Royalty[1]:
Sales	1,460	1,454	2,020	342
Operating Expenses	(59)	(99)	(120)	(10)

	1,401	1,355	1,900	332

Net Profits Royalties:
Sales	11,074	6,865	12,813	2,803
Proceeds From the Sale of Property	4,572	187	1,640	—
Operating Expenses	(2,272)	(2,147)	(2,900)	(551)
Capital (Expenditures) Recoveries	(139)	(103)	(534)	192

	13,235	4,802	11,019	2,444

Total Royalties	22,193	11,659	19,011	4,694
Administrative Fee to Devon	(285)	(274)	(264)	(72)

Payment Received	21,908	11,385	18,747	4,622
Cash Withheld for Trust Expenses	(525)	(250)	(325)	(100)

Distributable Cash	$21,383	$11,135	$18,422	$4,522

Distributable Cash Per Unit	$3.39421	$1.76729	$2.92414	$0.71784

1
First quarter 2004 production, sales and operating expenses for the Wasson Willard Unit are related to calendar year 2003. These are the last production, sales and operating expenses the Trust will report since the Trust's conveyed ownership in the Wasson Willard Unit terminated on December 31, 2003.

        Sales increased $6.4 million from 2002 to 2003. Sales increased $5.8 million due to a $1.92 per Mcf increase in the average gas price from 2002 to 2003 and a $6.05 per barrel increase in the average price of oil from $21.82 per barrel in 2002 to $27.87 per barrel in 2003. An increase in production of approximately 24,600 barrels of oil equivalent caused sales to increase by $0.6 million. This production increase was primarily related to an increase in the Wasson Royalties production and timing of receipts on the Net Profits Royalties.

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

        Proceeds from the sale of property were $4.6 million in 2003, $0.2 million in 2002 and $1.6 million in 2001 due to the sale of certain Net Profits Properties in those periods.

        Operating expenses increased $0.2 million from 2002 to 2003. These increases were primarily related to timing of payments and an increase in production taxes as a result of the increase in oil and gas revenues. Operating expenses decreased $0.8 million from 2001 to 2002. These decreases were primarily related to a drop in expenses as a result of the sale of certain Net Profits Properties in 2001.

        Proceeds from the Net Profits Properties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures in 2003, 2002 and 2001 totaled $139,000, $103,000 and $534,000, respectively.

        Cash withheld for trust expenses increased $0.3 million from 2002 to 2003 and decreased $0.1 million from 2001 to 2002. These changes were primarily related to timing of payments and an increase in fees from external tax accountants and attorneys.

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

Item 9a. Controls and Procedures.

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

        The Trust does not have a principal executive officer, principal financial officer, principal accounting officer or controller and, therefore, has not adopted a code of ethics applicable to such persons. The Trust does not have a board of directors or an audit committee, and therefore it does not have an audit committee financial expert.

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

Item 13. Certain Relationships and Related Transactions.

        None.

Item 14. Principal Auditor Fees and Services.

        The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional services firms and related fees are granted by the Trustee.

Audit Fees

        Aggregate fees billed for the annual audit and quarterly reviews for each of the years ended December 31, 2003 and 2002 for professional services rendered by KPMG LLP were $84,000 and $75,000, respectively.

Audit-Related Fees

        None.

Tax Fees

        None.

All Other Fees

        None.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)
  (1) Financial Statements

        The following financial statements are included in this Annual Report on Form 10-K on the pages as indicated:

Page in this Form 10-K
Audited Financial Statements
Independent Auditors' Report	37
Statements of Cash Proceeds and Distributable Cash for the Years Ended December 31, 2003, 2002 and 2001	38
Statements of Assets and Trust Corpus as of December 31, 2003 and 2002	38
Statements of Changes in Trust Corpus for the Years Ended December 31, 2003, 2002 and 2001	39
Notes to Financial Statements	40
Unaudited Financial Information
Supplemental Information to the Financial Statements	43
  (a)
  (2) Schedules

        Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

  (a)
  (3) Exhibits

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

		SEC File or Registration Number	Exhibit Number
3(a)*	Form of Trust Agreement of Santa Fe Energy Trust	33-51760	3.1
4(a)*	Form of Custodial Deposit Agreement	33-51760	4.2
4(b)*	Form of Secure Principal Energy Receipt (included as Exhibit A to Exhibit 4(a))	33-51760	4.1
10(a)*	Form of Net Profits Conveyance (Multi-State)	33-51760	10.1
10(b)*	Form of Wasson Conveyance	33-51760	10.2
10(c)*	Form of Louisiana Mortgage	33-51760	10.3
31	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32	Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securites Exchange Act of 1934 and 18 U.S.C. Section 1350.
  (b)
  Reports on Form 8-K

        On October 31, 2003 the Trust furnished a current report on Form 8-K reporting its quarterly income distribution.

INDEPENDENT AUDITORS' REPORT

To the Trustee and Unitholders
    of the Santa Fe Energy Trust

We have audited the accompanying statements of assets and trust corpus of the Santa Fe Energy Trust as of December 31, 2003 and 2002, and the related statements of cash proceeds and distributable cash and changes in trust corpus for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Santa Fe Energy Trust as of December 31, 2003 and 2002, and the cash proceeds and distributable cash and the changes in trust corpus for each of the years in the three-year period ended December 31, 2003, on the basis of accounting described in Note 2.

                                                        KPMG LLP

Oklahoma City, Oklahoma
February 27, 2004

SANTA FE ENERGY TRUST
STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH
(in thousands, except per unit data)

	Year Ended December 31,
	2003	2002	2001
Royalty income:
ODC royalty	$7,557	$5,502	$6,092
Willard royalty	1,401	1,355	1,900
Net profits royalty	13,235	4,802	11,019

Total royalties	22,193	11,659	19,011
Administrative fee to Devon Energy Corporation	(285)	(274)	(264)
Cash withheld for trust expenses	(525)	(250)	(325)

Distributable cash	$21,383	$11,135	$18,422

Distributable cash per trust unit	$3.39421	$1.76729	$2.92414

Trust units outstanding	6,300	6,300	6,300

STATEMENTS OF ASSETS AND TRUST CORPUS
(in thousands, except unit data)

	December 31,
	2003	2002
ASSETS
Current assets—cash	$174	$38

Investment in royalty interests, at cost	87,276	87,276
Less: accumulated amortization	(77,371)	(74,139)

	9,905	13,137

Total assets	$10,079	$13,175

LIABILITIES AND TRUST CORPUS
Current liabilities—advance from Devon Energy Corporation	$50	$—
Trust corpus, 6,300,000 trust units issued and outstanding	10,029	13,175

Total liabilities and trust corpus	$10,079	$13,175

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(in thousands)

Balance at December 31, 2000	$21,093
Cash proceeds	18,747
Cash distributions	(18,422)
Trust expenses	(305)
Amortization of royalty interests	(4,106)

Balance at December 31, 2001	17,007
Cash proceeds	11,385
Cash distributions	(11,135)
Trust expenses	(268)
Amortization of royalty interests	(3,814)

Balance at December 31, 2002	13,175
Cash proceeds	21,908
Cash distributions	(21,383)
Trust expenses	(439)
Amortization of royalty interests	(3,232)

Balance at December 31, 2003	$10,029

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
NOTES TO FINANCIAL STATEMENTS

(1) The Trust

        Santa Fe Energy Trust (the "Trust") was formed on October 22, 1992, with JPMorgan Chase Bank, formerly The Chase Manhattan Bank, successor by merger to Chase Bank of Texas, National Association formerly Texas Commerce Bank, National Association, as trustee (the "Trustee"), to acquire and hold certain royalty interests (the "Royalty Interests") in certain properties (the "Royalty Properties") conveyed to the Trust by Devon Energy Production Company, L.P. ("Devon"), successor by merger to Devon SFS Operating, Inc., formerly Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. Through December 31, 2003, the Royalty Interests consisted of two term royalty interests in two production units in the Wasson field in west Texas (the "Wasson Royalties") and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in 11 states (the "Net Profits Royalties"). On December 31, 2003, the term on the royalty interest in one of the Wasson production units terminated. The Royalty Interests are passive in nature and the Trustee has no control over or responsibility relating to the operation of the Royalty Properties. The Trust will be liquidated on February 15, 2008 (the "Liquidation Date").

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

(3) The Royalty Interests

        Through December 31, 2003, the Wasson Royalties consisted of interests conveyed out of Devon's royalty interest in the Wasson ODC Unit (the "ODC Royalty") and the Wasson Willard Unit (the "Willard Royalty"). On December 31, 2003, the term on the royalty interest in the Wasson Willard unit terminated. The ODC Royalty entitled the Trust to receive quarterly royalty payments with respect to 12.3934% of the actual gross oil production from the Wasson ODC Unit, subject to certain quarterly limitations set forth in the conveyance agreement, for the period from November 1, 1992 to December 31, 2007. The Willard Royalty entitles the Trust to receive quarterly royalty payments with respect to 6.8355% of the actual gross oil production from the Wasson Willard Unit, subject to certain quarterly limitations set forth in the conveyance agreement, for the period from November 1, 1992 to December 31, 2003.

        The Net Profits Royalties entitle the Trust to receive, on a quarterly basis, 90% of the net proceeds, as defined in the conveyance agreement, from the sale of production from the properties subject to the conveyance agreement. The Net Profits Royalties are not limited in term, although the Trustee is required to sell such royalties prior to the Liquidation Date.

        For calendar quarters ended on or prior to December 31, 2002, the Trust received additional royalty payments ("Support Payments") from Devon to the extent it needed such payments to distribute $0.38 per Trust Unit per quarter. On August 28, 2001, and as required by the Trust Agreement, the Trust released its Net Profits Royalty interest in certain Net Profits Properties in connection with the sale by Devon of these properties. The Trust received 90% of the net proceeds from this sale, $1.6 million, in the fourth quarter 2001 distribution. As a result of this sale and the sale of certain Net Profits Properties in 1999, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.38 per Depositary Unit and a proportionate reduction in the distribution per Depositary Unit over which Devon was entitled to recoup Support Payments from $0.45 per Depositary Unit to $0.43 per Depositary Unit. Such Support Payments were limited to Devon's remaining royalty interest in the Wasson ODC Unit. If such Support Payments were received, certain proceeds otherwise payable to the Trust in subsequent quarters were reduced to recoup the amount of such Support Payments. From inception through the end of 2002, the Trust received Support Payments totaling $4.5 million. Devon has recouped all such payments.

(4) Distributions to Trust Unit Holders

        The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

			Distributions
	Royalty Payment Received		Amount	Per Trust Unit
	(in thousands, except per unit data)
2003
First quarter	$8,199	(a)	$8,149	$1.29361
Second quarter	4,389		4,239	0.67301
Third quarter	4,906		4,731	0.75075
Fourth quarter	4,414		4,264	0.67684

	$21,908		$21,383	$3.39421

2002
First quarter	$3,024		$2,924	$0.46411
Second quarter	2,444	(b)	2,394	0.38000
Third quarter	2,759	(c)	2,709	0.43000
Fourth quarter	3,158	(d)	3,108	0.49318

	$11,385		$11,135	$1.76729

2001
First quarter	$4,476		$4,426	$0.70255
Second quarter	4,794		4,744	0.75309
Third quarter	3,771		3,646	0.57869
Fourth quarter	5,706		5,606	0.88981

	$18,747		$18,422	$2.92414

(a)
Includes proceeds from the sale of Net Profits properties of $4.6 million or $0.72565 per Trust Unit.

(b)
Includes Support Payment of $252,724 or $0.04012 per Trust Unit.

(c)
Includes recoupment by Devon of Support Payment of $88,967 or $0.01412 per Trust Unit.

(d)
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

SUPPLEMENTAL INFORMATION TO FINANCIAL STATEMENTS (UNAUDITED)

Oil and Gas Reserves

        The following table sets forth changes in the Royalty Interests' proved oil and gas reserves (all located in the United States) for each of the three years ended December 31, 2003. The year-end reserves were prepared by Ryder Scott Company, L.P., independent petroleum consultants. Proved reserve quantities for each of the Wasson Royalties are calculated by multiplying the net revenue interest attributable to each of the Wasson Royalties in effect for a given year by the total amount of oil estimated to be economically recoverable from the respective production units. Proved reserves as of December 31, 2003 do not include any reserves for the Willard Royalty. Reserve quantities are calculated differently for the Net Profits Royalties because such interests do not entitle the Trust to a specific quantity of oil or gas but to the Net Proceeds derived therefrom. Proved reserves attributable to the Net Profits Royalties are calculated by deducting from estimated quantities of oil and gas reserves an amount of oil and gas sufficient, if sold at the prices used in preparing the reserve estimates for the Net Profits Royalties, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Royalties. Accordingly, the reserves presented for the Net Profits Royalties reflect quantities of oil and gas that are free of future costs or expenses if the price and cost assumptions set forth in the applicable reserve report occur.

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

	Crude Oil and Liquids (MBbls)	Natural Gas (MMcf)
	(Unaudited)
Proved reserves at December 31, 2000	3,330	7,921
Revisions of previous estimates	(496)	(760)
Sales of minerals-in-place	(56)	(29)
Production	(501)	(1,743)

Proved reserves at December 31, 2001	2,277	5,389
Revisions of previous estimates	287	4,707
Sales of minerals-in-place	(175)	(2,033)
Production	(474)	(1,352)

Proved reserves at December 31, 2002	1,915	6,711
Revisions of previous estimates	397	932
Production	(511)	(1,411)

Proved reserves at December 31, 2003	1,801	6,232

Proved developed reserves at December 31,
2000	3,330	7,921
2001	2,277	5,389
2002	1,915	6,711
2003	1,801	6,232

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

        The information presented relates to the operations of the Royalty Properties for the calendar years ended December 31, 2003, 2002 and 2001. Proceeds from the sales of production were received by the Trust during the second, third and fourth quarters of the year indicated and the first quarter of the subsequent year.

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

        The information presented with respect to estimated future net revenues and cash flows and the present value thereof is not intended to represent the fair value of oil and gas reserves. Actual future sales prices and production and development costs may vary significantly from those in effect at December 31, 2003, 2002 and 2001 and actual future production may not occur in the periods or amounts projected. This information is presented to allow a reasonable comparison of reserve values prepared using standardized measurement criteria and should be used only for that purpose.

        The standardized measure of discounted future net cash flows from the Royalty Interests' proved oil and gas reserve quantities at December 31, 2003, 2002 and 2001 are presented in the following table (in thousands of dollars):

	December 31,
	2003	2002	2001
	(Unaudited)
Future cash inflows	$90,954	$86,517	$53,559
Future production costs	2,529	3,346	2,536

Net future cash flows	88,425	83,171	51,023
Discount at 10% for timing of cash flows	(29,332)	(25,140)	(15,020)

Standardized measure of discounted future net cash flows for proved reserves	$59,093	$58,031	$36,003

        The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands of dollars):

	2003	2002	2001
	(Unaudited)
Balance at beginning of year	$58,031	$36,003	$100,969

Production, net of related property taxes(a)	(18,645)	(12,014)	(19,545)
Sales of minerals-in-place	—	(3,052)	(1,174)
Net changes in prices and costs	3,433	24,194	(51,055)
Revisions of previous estimates	10,653	9,063	(1,182)
Interest factor—accretion of discount	5,621	3,837	7,990

	1,062	22,028	(64,966)

Balance at end of year	$59,093	$58,031	$36,003

(a)
Relates to the operations of the Royalty Properties for the calendar years ended December 31, 2003, 2002 and 2001. The proceeds related to such operations were received by the Trust during the second, third and fourth quarters of the year indicated and the first quarter of the subsequent year.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of March, 2004.

SANTA FE ENERGY TRUST
By	JPMORGAN CHASE BANK, TRUSTEE
By	/s/ MIKE ULRICH Mike Ulrich Vice President

        The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

Exhibit Index

		SEC File or Registration Number	Exhibit Number
3(a)*	Form of Trust Agreement of Santa Fe Energy Trust	33-51760	3.1
4(a)*	Form of Custodial Deposit Agreement	33-51760	4.2
4(b)*	Form of Secure Principal Energy Receipt (included as Exhibit A to Exhibit 4(a))	33-51760	4.1
10(a)*	Form of Net Profits Conveyance (Multi-State)	33-51760	10.1
10(b)*	Form of Wasson Conveyance	33-51760	10.2
10(c)*	Form of Louisiana Mortgage	33-51760	10.3
31	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32	Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securites Exchange Act of 1934 and 18 U.S.C. Section 1350.

*
Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.