Form 10-Q
period 2004-03-31
SANTA FE ENERGY TRUST
filed 2004-05-06
CIK 893486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11450

SANTA FE ENERGY TRUST

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6081498 (I.R.S. Employer Identification No.)

JPMorgan Chase Bank, Trustee
Institutional Trust Services
700 Lavaca
Austin, Texas 78701

(Address of principal offices, including Zip Code)

Registrant’s telephone number, including area code (512) 479-2562

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

Yes ☒  No ☐

Depository Units outstanding at April 30, 2004—6,300,000

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited)
(In thousands, except per unit data)

	Three Months Ended March 31,
	2004	2003
Royalty income
ODC royalty	$1,918	$1,639
Willard royalty	332	381
Net profits royalty	2,444	6,248
Total royalties	4,694	8,268
Administrative fee to Devon Energy Corporation	(72)	(69)
Cash withheld for trust expenses	(100)	(50)
Distributable cash	$4,522	$8,149
Distributable cash per trust unit	$0.71784	$1.29361
Trust units outstanding	6,300	6,300

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands, except unit data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets—cash	$112	$174
Investment in royalty interests, at cost	87,276	87,276
Less: accumulated amortization	(78,035)	(77,371)
	9,241	9,905
Total assets	$9,353	$10,079
LIABILITIES AND TRUST CORPUS
Current liabilities—advance from Devon Energy Corporation	$50	$50
Trust corpus, 6,300,000 trust units issued and outstanding	9,303	10,029
Total liabilities and trust corpus	$9,353	$10,079

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
Three Months Ended March 31, 2004 and 2003
(In thousands)

Balance at December 31, 2002	$13,175
Cash proceeds	8,199
Cash distributions	(8,149)
Trust expenses	(135)
Amortization of royalty interests	(815)
Balance at March 31, 2003	$12,275
Balance at December 31, 2003	$10,029
Cash proceeds	4,622
Cash distributions	(4,522)
Trust expenses	(162)
Amortization of royalty interests	(664)
Balance at March 31, 2004	$9,303

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1. The Trust

The financial statements at March 31, 2004, and for the three months ended March 31, 2004 and 2003, are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) that are, in the opinion of Devon Energy Corporation, necessary for a fair presentation of the financial position and cash proceeds and distributable cash of the Santa Fe Energy Trust for the interim periods.

Santa Fe Energy Trust (the “Trust”) was formed on October 22, 1992, with JPMorgan Chase Bank, formerly The Chase Manhattan Bank, successor by merger to Chase Bank of Texas, National Association formerly Texas Commerce Bank, National Association, as trustee (the “Trustee”), to acquire and hold certain royalty interests (the “Royalty Interests”) in certain properties (the “Royalty Properties”) conveyed to the Trust by Devon Energy Production Company, L.P. (“Devon”), successor by merger to Devon SFS Operating, Inc., formerly Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. Through December 31, 2003, the Royalty Interests consisted of two term royalty interests in two production units in the Wasson field in west Texas (the “Wasson Royalties”) and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in 11 states (the “Net Profits Royalties”). On December 31, 2003, the term on the royalty interest in one of the Wasson production units terminated. The Royalty Interests are passive in nature and the Trustee has no control over or responsibility relating to the operation of the Royalty Properties. The Trust will be liquidated on February 15, 2008 (the “Liquidation Date”).

In November 1992, 5,725,000 Depository Units, each consisting of beneficial ownership of one unit of undivided beneficial interest in the Trust (“Trust Units”) and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation maturing on or about February 15, 2008, were sold in a public offering for $20 per Depository Unit. A total of $114.5 million was received from public investors, of which $38.7 million was used to purchase the Treasury obligations and $5.7 million was used to pay underwriting commissions and discounts. Devon received the remaining $70.1 million and 575,000 Depository Units. In the first quarter of 1994, Devon sold, in a public offering, the 575,000 Depository Units which it held.

The trust agreement under which the Trust was formed (the “Trust Agreement”) provides, among other things, that:

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

Note 2. Basis of Accounting

The financial statements of the Trust are prepared on the cash basis of accounting for revenues and expenses. Royalty income is recorded when received (generally during the quarter following the end of the quarter in which the income from the Royalty Properties is received by Devon) and is net of any cash basis exploration and development expenditures and amounts reserved for any future exploration and development costs. Expenses of the Trust, which will include accounting, engineering, legal, and other professional fees, Trustee fees, an administrative fee paid to Devon and out-of-pocket expenses, are recognized when paid. Under accounting principles generally accepted in the United States of America, revenues and expenses would be recognized on an accrual basis. Amortization of the Trust’s investment in Royalty Interests is recorded using the unit-of-production method in the period in which the cash is received with respect to such production; therefore, a statement of cash flows is not presented.

The conveyance of the Royalty Interests to the Trust was accounted for as a purchase transaction. The $87,276,000 reflected in the Statements of Assets and Trust Corpus as Investment in Royalty Interests represents 6,300,000 Trust Units valued at $20 per unit less the $38,724,000 paid for the Treasury obligations. The carrying value of the Trust’s investment in the Royalty Interests is not necessarily indicative of the fair value of such Royalty Interests.

The Trust is a grantor trust and as such is not subject to income taxes and accordingly no recognition has been given to income taxes in the Trust’s financial statements. The tax consequences of owning Trust Units are included in the income tax returns of the individual Trust Unit holders.

The preparation of the Trust’s financial statements requires the use of certain estimates. Actual results may differ from such estimates.

Note 3. The Royalty Interests

Through December 31, 2003, the Wasson Royalties consisted of interests conveyed out of Devon’s royalty interest in the Wasson ODC Unit (the “ODC Royalty”) and the Wasson Willard Unit (the “Willard Royalty”). On December 31, 2003, the term on the royalty interest in the Wasson Willard Unit terminated. The ODC Royalty entitles the Trust to receive quarterly royalty payments with respect to 12.3934% of the actual gross oil production from the Wasson ODC Unit, subject to certain quarterly limitations set forth in the conveyance agreement, for the period from November 1, 1992 to December 31, 2007. The Willard Royalty entitled the Trust to receive quarterly royalty payments with respect to 6.8355% of the actual gross oil production from the Wasson Willard Unit, subject to certain quarterly limitations set forth in the conveyance agreement, for the period from November 1, 1992 to December 31, 2003.

The Net Profits Royalties entitle the Trust to receive, on a quarterly basis, 90% of the net proceeds, as defined in the conveyance agreement, from the sale of production from the properties subject to the conveyance agreement. The Net Profits Royalties are not limited in term, although the Trustee is required to sell such royalties prior to the Liquidation Date.

Note 4. Distribution to Trust Unit Holders

The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

	Royalty Payment		Distributions
	Received		Amount	Per Trust Unit
	(In thousands, except per unit data)
2003
First quarter	$8,199	(a)	$8,149	$1.29361
Second quarter	4,389		4,239	0.67301
Third quarter	4,906		4,731	0.75075
Fourth quarter	4,414		4,264	0.67684
	$21,908		$21,383	3.39421
2004
First quarter	$4,622		$4,522	$0.71784

(a)           Includes proceeds from the sale of Net Profits Properties of $4.6 million or $0.72565 per Trust Unit.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General; Liquidity and Capital Resources

The Trust was formed on October 22, 1992. The Trust holds Royalty Interests in Royalty Properties conveyed to the Trust by Devon. The Trust is a passive entity that collects royalty income generated by the Royalty Properties. Through December 31, 2003, the Royalty Interests consisted of two term royalty interests in two production units (the “Wasson ODC Unit” and the “Wasson Willard Unit”) in the Wasson field in West Texas, and a net profits royalty interest (the “Net Profits Royalties”) in certain royalty and working interests in a diversified portfolio of properties located predominantly in Texas, Louisiana and Oklahoma (the “Net Profits Properties”). On December 31, 2003, the term on the royalty interest in the Wasson Willard Unit terminated. The Royalty Interests are passive in nature and the Trustee has no control over or responsibility relating to the operation of the Royalty Properties. Under the terms of the Trust Agreement, the Trustee cannot engage in any other business or commercial activity or acquire any asset other than the Royalty Interests initially conveyed to the Trust. Therefore, the Royalty Interests are the sole source of funds for the Trust from which to pay expenses and liabilities and make distributions to the Holders. The Trust will be liquidated on or before February 15, 2008 (the “Liquidation Date”).

The royalty interest in the Wasson ODC Unit (the “Wasson ODC Royalty”) is a fixed percentage royalty interest in specified levels of quarterly maximum production from the underlying properties in each year during the term of the royalty. The Wasson ODC Royalty terminates on December 31, 2007. The Net Profits Royalties are life-of-property interests that will be sold by the Trust prior to the Liquidation Date. The Net Profits Royalties entitle the Trust to receive 90% of the net proceeds (after deducting, among other things, the costs of production and marketing and capital expenditures) from the sale of production from the Net Profits Properties. The Net Profits Properties generally are mature producing oil and gas properties and the production and reserves attributable to such properties are expected to decline substantially over the life of the Trust. The Net Profits Royalties are expected to have a relatively small liquidation value at the Liquidation Date.

Trust expenses include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and other out-of-pocket expenses. The Trust’s ability to pay expenses primarily depends on receipt of royalty income. Devon may, at its sole discretion and without obligation to do so, advance funds to the Trust to enable the Trust to pay expenses. The Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that any such borrowings are repaid in full prior to making further distributions to Holders. As of March 31, 2004, there was an outstanding advance to the Trust from Devon Energy Corporation of $50,000.

Results of Operations

The Trust’s results of operations are dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties.

Since, on an equivalent basis, the majority of the Trust’s proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust’s revenues and results of operations.

Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other producing countries. In addition, a substantial portion of the Trust’s revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust’s weighted average crude oil sales price for the first quarter of 2004 was $27.58 per barrel compared with $25.84 per barrel for the same period in 2003. Crude oil prices with respect to the Trust’s results in the second quarter of 2004 averaged $30.97 per barrel.

Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust’s weighted average price for natural gas in the first quarter of 2004 was $4.44 per Mcf compared with $3.17 per Mcf in the first quarter of 2003. Natural gas prices with respect to the Trust’s results in the second quarter of 2004 averaged $4.85 per Mcf.

Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the second quarter of 2004 reflects revenues received and costs and expenses paid by Devon in the first quarter of 2004. On May 31, 2004, the Trust will make a cash distribution of $4.3 million, or $0.68670 per Trust Unit, to unitholders of record on May 14, 2004.

	Three Months Ended March 31,		Second Quarter
	2004	2003	2004
Volumes and Prices
Oil volumes (Bbls):
Wasson ODC royalty	72,100	65,700	74,900
Wasson Willard royalty(1)	12,000	15,200	—
Net profits royalties	49,824	46,605	47,376
Gas volumes (Mcf):
Net profits royalties	339,304	356,908	317,414
Oil average prices ($/Bbl):
Wasson ODC royalty	$28.50	$26.72	$32.71
Wasson Willard royalty	28.50	26.72	—
Net profits royalty	26.04	24.32	28.23
Gas average prices ($/Mcf):
Net profits royalties	4.44	3.17	4.85
Cash Proceeds and Distributable Cash (in thousands, except per unit data)
Wasson ODC royalty:
Sales	$2,055	$1,756	$2,450
Operating expenses	(137)	(117)	(174)
	1,918	1,639	2,276
Wasson Willard royalty(1):
Sales	342	406	—
Operating expenses	(10)	(25)	—
	332	381	—
Net profits royalty:
Sales	2,803	2,265	2,875
Proceeds from sales of property	—	4,572	—
Operating expenses	(551)	(562)	(637)
Capital recoveries (expenditures)	192	(27)	(13)
	2,444	6,248	2,225
Total royalties	4,694	8,268	4,501
Administrative fee to Devon	(72)	(69)	(74)
Payment received	4,622	8,199	4,427
Cash withheld for trust expenses	(100)	(50)	(100)
Distributable cash	$4,522	$8,149	$4,327
Distributable cash per unit	$0.71784	$1.29361	$0.68670

(1)   First quarter 2004 production, sales and operating expenses for the Wasson Willard Unit are related to calendar year 2003. These are the last production, sales and operating expenses the Trust will report since the Trust’s conveyed ownership in the Wasson Willard Unit terminated on December 31, 2003.

Sales increased $0.8 million from the first quarter of 2003 to the first quarter of 2004. Sales increased $0.7 million due to a $1.74 per barrel increase in the average price of oil from $25.84 per barrel in the first quarter of 2003 to $27.58 per barrel in the first quarter of 2004 and due to a $1.27 per Mcf increase in the average gas price during the same period. An increase in first quarter 2004’s production of approximately 3,500 barrels of oil equivalent caused sales to increase $0.1 million.

Sales increased by $0.1 million from the first quarter of 2004 to the second quarter of 2004. Sales increased $0.5 million due to a $0.41 per Mcf increase in the average gas price from the first quarter of 2004 to the second quarter of 2004, and a $3.39 per barrel increase in the average price of oil in the second quarter of 2004. A decrease in second quarter 2004’s production of approximately 15,300 barrels of oil equivalent caused sales to decrease $0.4 million. This decrease was due mainly to the termination of the Trust’s conveyed ownership in the Wasson Willard Unit as well as a decrease in production from the Net Profits Royalties properties.

Proceeds from the sales of property were $4.6 million during the first quarter of 2003 due to sales of certain Net Profits Properties in the period.

Operating expenses remained essentially constant from the first quarter of 2003 to the first quarter of 2004. Operating expenses increased $0.1 million from the first quarter of 2004 to the second quarter of 2004 due mainly to timing of payments.

Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital recoveries were $192,000 in the first quarter of 2004. Capital expenditures were $27,000 and $13,000 for the first quarter of 2003 and the second quarter of 2004, respectively.

Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, the words “anticipates,” “expects,” “believes,” “intends” or “projects” and similar expressions are intended to identify forward-looking statements. It is important to note that actual results could differ materially from those projected by such forward-looking statements. Although it is believed that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based on the best data available at the time this report is filed with the Securities and Exchange Commission, no assurance can be given that such expectations will prove correct. Factors that could cause results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, the need to develop and replace reserves, the capital expenditures required to fund operations, environmental risks, uncertainties about estimates of reserves, competition and government regulation and political risks. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Devon to JPMorgan Chase Bank, as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

Within 90 days of the date of this report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the controls and procedures are generally effective, subject to the limitations on disclosure controls and procedures as set forth below.

Due to the contractual arrangements of (i) the Trust Agreement and (ii) Devon’s conveyances of the Royalty Interests to the Trust regarding information furnished by the working interest owners, there are certain weaknesses that are not subject to change or modification by the Trustee or its employees. Devon operates only a small number of the Royalty Properties and is not expected to be able to significantly influence the operations or future development of the Royalty Properties that are royalty interests or that consist of relatively small working interests. Such operations will generally be controlled by persons unaffiliated with the Trustee and Devon. Devon, however, owns working interests in the Wasson ODC Unit and the Wasson Willard Unit and may be able to exercise some influence, though not control, over unit operations. The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

•       The working interest owners alone control (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures, (iii) geological data relating to reserves and (iv) projected production. Neither the Trustee nor Devon (to the extent Devon is not also the working interest owner) control this information, and they rely entirely on the working interest owners to provide accurate and timely information when requested for use in the Trust’s reports.

•       The Trustee relies on information provided by Devon that is collected by Devon from working interest owners. While the Trustee may request information through Devon, only Devon has authority to request and receive financial information regarding the Royalty Properties from the working interest owners. The Trustee generally does not have any direct contact with working interest owners, other than Devon, and relies on Devon to request and obtain information for use in the Trust’s reports.

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

Changes in Internal Controls.   To the knowledge of the Trustee, there have been no significant changes in the Trustee’s internal controls or in other factors that could significantly affect the Trustee’s internal controls subsequent to the date the Trustee completed its evaluation. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal controls of Devon and the working interest owners.

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

(b)          Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of May, 2004.

Santa Fe Energy Trust
(Registrant)

By	JPMORGAN CHASE BANK, TRUSTEE

By	/s/ Mike Ulrich
Mike Ulrich
Vice President & Trust Officer

Date: May 6, 2004

The Registrant, Santa Fe Energy Trust, has no principal or chief executive officer, principal or chief financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.