Form 10-Q
period 2004-06-30
SANTA FE ENERGY TRUST
filed 2004-08-06
CIK 893486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Yes ☒  No ☐

Depository Units outstanding at June 30, 2004—6,300,000

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited)
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Royalty income
ODC royalty	$2,276	$2,181	$4,194	$3,820
Willard royalty	—	371	332	752
Net profits royalty	2,225	1,909	4,669	8,157
Total royalties	4,501	4,461	9,195	12,729
Administrative fee to Devon Energy Corporation	(74)	(72)	(146)	(141)
Cash withheld for trust expenses	(100)	(150)	(200)	(200)
Distributable cash	$4,327	$4,239	$8,849	$12,388
Distributable cash per trust unit	$0.68670	$0.67301	$1.40454	$1.96662
Trust units outstanding	6,300	6,300	6,300	6,300

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands, except unit data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets—cash	$95	$174
Investment in royalty interests, at cost	87,276	87,276
Less: accumulated amortization	(78,649)	(77,371)
	8,627	9,905
Total assets	$8,722	$10,079
LIABILITIES AND TRUST CORPUS
Current liabilities—advance from Devon Energy Corporation	$125	$50
Trust corpus, 6,300,000 trust units issued and outstanding	8,597	10,029
Total liabilities and trust corpus	$8,722	$10,079

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
Six Months Ended June 30, 2004 and 2003
(In thousands)

Balance at December 31, 2002	$13,175
Cash proceeds	12,588
Cash distributions	(12,388)
Trust expenses	(271)
Amortization of royalty interests	(1,616)
Balance at June 30, 2003	$11,488
Balance at December 31, 2003	$10,029
Cash proceeds	9,049
Cash distributions	(8,849)
Trust expenses	(354)
Amortization of royalty interests	(1,278)
Balance at June 30, 2004	$8,597

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1. The Trust

The financial statements at June 30, 2004 and for the three-month and six-month periods ended June 30, 2004 and 2003 are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) that are, in the opinion of Devon Energy Corporation, necessary for a fair presentation of the financial position and cash proceeds and distributable cash of the Santa Fe Energy Trust for the interim periods.

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

Note 4. Distribution to Trust Unit Holders

The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

	Royalty Payment		Distributions
	Received		Amount	Per Trust Unit
	(in thousands, except per unit data)
2003
First quarter	$8,199	(a)	$8,149	$1.29361
Second quarter	4,389		4,239	0.67301
Third quarter	4,906		4,731	0.75075
Fourth quarter	4,414		4,264	0.67684
	$21,908		$21,383	3.39421
2004
First quarter	$4,622		$4,522	$0.71784
Second quarter	4,427		4,327	0.68670

(a)           Includes proceeds from the sale of Net Profits Properties of $4.6 million or $0.72565 per Trust Unit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General; Liquidity and Capital Resources

The Trust was formed on October 22, 1992. The Trust holds Royalty Interests in Royalty Properties (“Royalty Properties”) conveyed to the Trust by Devon Energy Production Company, L.P. (“Devon”). The Trust is a passive entity that collects royalty income generated by the Royalty Properties. Through December 31, 2003, the Royalty Interests consisted of two term royalty interests in two production units (the “Wasson ODC Unit” and the “Wasson Willard Unit”) in the Wasson field in West Texas, and a net profits royalty interest (the “Net Profits Royalties”) in certain royalty and working interests in a diversified portfolio of properties located predominantly in Texas, Louisiana and Oklahoma (the “Net Profits Properties”). On December 31, 2003, the term on the royalty interest in the Wasson Willard Unit terminated. The Royalty Interests are passive in nature and the Trustee has no control over or responsibility relating to the operation of the Royalty Properties. Under the terms of the Trust Agreement, the Trustee cannot engage in any other business or commercial activity or acquire any asset other than the Royalty Interests initially conveyed to the Trust. Therefore, the Royalty Interests are the sole source of funds for the Trust from which to pay expenses and liabilities and make distributions to the Holders. The Trust will be liquidated on or before February 15, 2008 (the “Liquidation Date”).

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

Trust expenses include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and other out-of-pocket expenses. The Trust’s ability to pay expenses primarily depends on receipt of royalty income. Devon may, at its sole discretion and without obligation to do so, advance funds to the Trust to enable the Trust to pay expenses. The Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that any such borrowings are repaid in full prior to making further distributions to Holders. As of June 30, 2004, there was an outstanding advance to the Trust from Devon Energy Corporation of $125,000.

Results of Operations

The Trust’s results of operations are dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties.

Since, on an equivalent basis, the majority of the Trust’s proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust’s revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other oil producing countries. In addition, a substantial portion of the Trust’s revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust’s weighted average crude oil sales price for the second quarter of 2004 was $30.97 per barrel compared with $29.84 per barrel for the same period in 2003. Crude oil prices with respect to the Trust’s results in the third quarter of 2004 averaged $33.83 per barrel. The Trust’s weighted average crude oil sales price for the first six months of 2004 was $29.20 per barrel compared with $27.86 per barrel for the same period of 2003.

Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust’s weighted average price for natural gas in the second quarter of 2004 was $4.85 per Mcf compared with $3.78 per Mcf in the second quarter of 2003. Natural gas prices with respect to the Trust’s results in the third quarter of 2004 averaged $5.25 per Mcf. The Trust’s weighted average price for natural gas in the first six months of 2004 was $4.63 per Mcf compared with $3.47 per Mcf for the same period of 2003.

Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the third quarter of 2004 reflects revenues received and costs and expenses paid by Devon in the second quarter of 2004. On August 31, 2004, the Trust will make a cash distribution of $4.8 million, or $0.76869 per Trust Unit, to unitholders of record on August 16, 2004.

	Three Months Ended June 30,		Six Months Ended June 30,		Third Quarter
	2004	2003	2004	2003	2004
Volumes and Prices
Oil volumes (Bbls):
Wasson ODC royalty	74,900	72,100	147,000	137,800	74,900
Wasson Willard royalty(1)	—	12,000	12,000	27,200	—
Net profits royalties	47,376	46,594	97,200	93,199	46,161
Gas volumes (Mcf):
Net profits royalties	317,414	333,638	656,718	690,546	368,353
Oil average prices ($/Bbl):
Wasson ODC royalty	$32.71	$32.28	$30.64	$29.63	$35.43
Wasson Willard royalty(1)	—	32.28	28.50	29.18	—
Net profits royalty	28.23	25.42	27.10	24.87	31.23
Gas average prices ($/Mcf):
Net profits royalties	4.85	3.78	4.63	3.47	5.25
Cash Proceeds and Distributable Cash (in thousands, except per unit data)
Wasson ODC royalty:
Sales	$2,450	$2,328	$4,505	$4,084	$2,653
Operating expenses	(174)	(147)	(311)	(264)	(194)
	2,276	2,181	4,194	3,820	2,459
Wasson Willard royalty(1):
Sales	—	387	342	793	—
Operating expenses	—	(16)	(10)	(41)	—
	—	371	332	752	—
Net profits royalty:
Sales	2,875	2,509	5,678	4,774	3,376
Proceeds from property sales	—	—	—	4,572	—
Operating expenses	(637)	(583)	(1,188)	(1,145)	(686)
Capital (expenditures) recoveries	(13)	(17)	179	(44)	(8)
	2,225	1,909	4,669	8,157	2,682
Total royalties	4,501	4,461	9,195	12,729	5,141
Administrative fee to Devon	(74)	(72)	(146)	(141)	(74)
Payment received	4,427	4,389	9,049	12,588	5,067
Cash withheld for trust expenses	(100)	(150)	(200)	(200)	(225)
Distributable cash	$4,327	$4,239	$8,849	$12,388	$4,842
Distributable cash per unit	$0.68670	$0.67301	$1.40454	$1.96662	$0.76869

(1)          Six months ended June 30, 2004 production, sales and operating expenses for the Wasson Willard Unit are related to calendar year 2003. These are the last production, sales and operating expenses the Trust will report since the Trust’s conveyed ownership in the Wasson Willard Unit terminated on December 31, 2003.

Sales increased $0.1 million from the second quarter of 2003 to the second quarter of 2004. Sales increased $0.4 million due to a $1.13 per barrel increase in the average price of oil from $29.84 per barrel in the 2003 quarter to $30.97 per barrel in the 2003 quarter and due to a $1.07 per Mcf increase in the average gas price during the same period. A decrease in second quarter 2004’s production of approximately 11,000 barrels of oil equivalent (“Boe”) caused sales to decrease $0.3 million. This decrease was due mainly to the termination of the Trust’s conveyed ownership in the Wasson Willard Unit.

Sales increased $0.9 million from the first half of 2003 to the first half of 2004. Sales increased $1.1 million due to a $1.34 per barrel increase in the average price of oil from $27.86 per barrel in the first half of 2003 to $29.20 per barrel in the first half of 2004 and due to a $1.16 per Mcf increase in the average gas price from $3.47 in the first half of 2003 to $4.63 during the first half of 2004. A decrease in first half 2004’s production of approximately 8,000 Boe caused sales to decrease by $0.2 million. This decrease was due mainly to the termination of the Trust’s conveyed ownership in the Wasson Willard Unit as well as a decrease in production from the Net Profits Royalties properties partially offset by an increase in production from the Wasson ODC Unit.

Sales increased $0.7 million from the second quarter of 2004 to the third quarter of 2004. Sales increased $0.5 million due to a $2.86 per barrel increase in the average price of oil from $30.97 per barrel in the second quarter of 2004 to $33.83 per barrel in the third quarter of 2004 and due to a $0.40 per Mcf increase in the average gas price from $4.85 in the second quarter of 2004 to $5.25 in the third quarter of 2004. An increase in production of approximately 7,300 Boe from the second quarter of 2004 to the third quarter of 2004 caused sales to increase $0.2 million. The increase was primarily due to an increase in production from the Net Profits Royalty properties.

Proceeds from the sales of property were $4.6 million during the first half of 2003 due to sales of certain Net Profits Properties in the period.

Operating expenses remained essentially flat from the second quarter of 2004 to the second quarter of 2003 and from the first half of 2004 to the first half of 2003. Operating expenses also remained relatively constant from the second quarter of 2004 to the third quarter of 2004. Operating expenses may fluctuate from quarter to quarter due to the timing of payments.

Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures were $13,000, $17,000, $44,000 and $8,000 for the second quarter of 2004, the second quarter of 2003, the six months ended 2003 and the third quarter of 2004, respectively. Capital recoveries were $179,000 for the six months ended 2004.

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

Due to the contractual arrangements of (i) the Trust Agreement and (ii) Devon’s conveyances of the Royalty Interests to the Trust regarding information furnished by the working interest owners, there are certain weaknesses that are not subject to change or modification by the Trustee or its employees. Devon operates only a small number of the Royalty Properties and is not expected to be able to significantly influence the operations or future development of the Royalty Properties that are royalty interests or that consist of relatively small working interests. Such operations will generally be controlled by persons unaffiliated with the Trustee and Devon. Devon, however, owns working interests in the Wasson ODC Unit and may be able to exercise some influence, though not control, over unit operations. The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

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

(b)          Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of August, 2004.

Santa Fe Energy Trust (Registrant)
By	JPMORGAN CHASE BANK, TRUSTEE
By	/s/ Mike Ulrich
Mike Ulrich Vice President & Trust Officer

Date: August 6, 2004

The Registrant, Santa Fe Energy Trust, has no principal or chief executive officer, principal or chief financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.