Form 10-Q
period 2004-09-30
SANTA FE ENERGY TRUST
filed 2004-11-05
CIK 893486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11450

SANTA FE ENERGY TRUST

(Exact name of registrant as specified in its charter)

Texas	76-6081498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Yes ☒  No ☐

Depository Units outstanding at September 30, 2004—6,300,000

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Royalty income
ODC royalty	$2,459	$1,822	$6,653	$5,642
Willard royalty	—	318	332	1,070
Net profits royalty	2,682	2,838	7,351	10,995
Total royalties	5,141	4,978	14,336	17,707
Administrative fee to Devon Energy Corporation	(74)	(72)	(220)	(213)
Cash withheld for trust expenses	(225)	(175)	(425)	(375)
Distributable cash	$4,842	$4,731	$13,691	$17,119
Distributable cash per trust unit	$0.76869	$0.75075	$2.17323	$2.71737
Trust units outstanding	6,300	6,300	6,300	6,300

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands, except unit data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets—cash	$123	$174
Investment in royalty interests, at cost	87,276	87,276
Less: accumulated amortization	(79,283)	(77,371)
	7,993	9,905
Total assets	$8,116	$10,079
LIABILITIES AND TRUST CORPUS
Current liabilities—advance from Devon Energy Corporation	$—	$50
Trust corpus, 6,300,000 trust units issued and outstanding	8,116	10,029
Total liabilities and trust corpus	$8,116	$10,079

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
Nine Months Ended September 30, 2004 and 2003
(In thousands)

Balance at December 31, 2002	$13,175
Cash proceeds	17,494
Cash distributions	(17,119)
Trust expenses	(418)
Amortization of royalty interests	(2,430)
Balance at September 30, 2003	$10,702
Balance at December 31, 2003	$10,029
Cash proceeds	14,116
Cash distributions	(13,691)
Trust expenses	(426)
Amortization of royalty interests	(1,912)
Balance at September 30, 2004	$8,116

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1. The Trust

The financial statements at September 30, 2004 and for the three-month and nine-month periods ended September 30, 2004 and 2003 are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) that are, in the opinion of Devon Energy Corporation, necessary for a fair presentation of the financial position and cash proceeds and distributable cash of the Santa Fe Energy Trust for the interim periods.

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

Note 3. The Royalty Interests

The Wasson Royalties consist of interests conveyed out of Devon’s royalty interest in the Wasson ODC Unit (the “ODC Royalty”) and the Wasson Willard Unit (the “Willard Royalty”). On December 31, 2003, the term on the royalty interest in the Wasson Willard Unit terminated. The ODC Royalty entitles the Trust to receive quarterly royalty payments with respect to 12.3934% of the actual gross oil production from the Wasson ODC Unit, subject to certain quarterly limitations set forth in the conveyance agreement, for the period from November 1, 1992 to December 31, 2007. The Willard Royalty entitled the Trust to receive quarterly royalty payments with respect to 6.8355% of the actual gross oil production from the Wasson Willard Unit, subject to certain quarterly limitations set forth in the conveyance agreement, for the period from November 1, 1992 to December 31, 2003.

The Net Profits Royalties entitle the Trust to receive, on a quarterly basis, 90% of the net proceeds, as defined in the conveyance agreement, from the sale of production from the properties subject to the conveyance agreement. The Net Profits Royalties are not limited in term, although the Trustee is required to sell such royalties prior to the Liquidation Date.

Note 4. Distribution to Trust Unit Holders

The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

	Royalty Payment		Distributions
	Received		Amount	Per Trust Unit
	(in thousands, except per unit data)
2003
First quarter	$8,199	(a)	$8,149	$1.29361
Second quarter	4,389		4,239	0.67301
Third quarter	4,906		4,731	0.75075
Fourth quarter	4,414		4,264	0.67684
	$21,908		$21,383	3.39421
2004
First quarter	$4,622		$4,522	$0.71784
Second quarter	4,427		4,327	0.68670
Third quarter	5,067		4,842	0.76869

(a)           Includes proceeds from the sale of Net Profits Properties of $4.6 million or $0.72565 per Trust Unit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General; Liquidity and Capital Resources

The Trust was formed on October 22, 1992. The Trust holds Royalty Interests in Royalty Properties (“Royalty Properties”) conveyed to the Trust by Devon. The Trust is a passive entity that collects royalty income generated by the Royalty Properties. Through December 31, 2003, the Royalty Interests consisted of two term royalty interests in two production units (the “Wasson ODC Unit” and the “Wasson Willard Unit”) in the Wasson field in West Texas, and a net profits royalty interest (the “Net Profits Royalties”) in certain royalty and working interests in a diversified portfolio of properties located predominantly in Texas, Louisiana and Oklahoma (the “Net Profits Properties”). On December 31, 2003, the term on the royalty interest in the Wasson Willard Unit terminated. The Royalty Interests are passive in nature and the Trustee has no control over or responsibility relating to the operation of the Royalty Properties. Under the terms of the Trust Agreement, the Trustee cannot engage in any other business or commercial activity or acquire any asset other than the Royalty Interests initially conveyed to the Trust. Therefore, the Royalty Interests are the sole source of funds for the Trust from which to pay expenses and liabilities and make distributions to the Holders. The Trust will be liquidated on or before February 15, 2008 (the “Liquidation Date”).

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

Trust expenses include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and other out-of-pocket expenses. The Trust’s ability to pay expenses primarily depends on receipt of royalty income. Devon may, at its sole discretion and without obligation to do so, advance funds to the Trust to enable the Trust to pay expenses. The Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that any such borrowings are repaid in full prior to making further distributions to Holders. As of September 30, 2004, Devon has no outstanding advances to the Trust.

Results of Operations

The Trust’s results of operations are dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties.

Since, on an equivalent basis, the majority of the Trust’s proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust’s revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other oil producing countries. In addition, a substantial portion of the Trust’s revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust’s weighted average crude oil sales price for the third quarter of 2004 was $33.83 per barrel compared with $28.00 per barrel for the same period in 2003. Crude oil prices with respect to the Trust’s results in the fourth quarter of 2004 averaged $38.02 per barrel. The Trust’s weighted average crude oil sales price for the first nine months of 2004 was $30.68 per barrel compared with $27.91 per barrel for the same period of 2003.

Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust’s weighted average price for natural gas in the third quarter of 2004 was $5.25 per Mcf compared with $5.88 per Mcf in the third quarter of 2003. Natural gas prices with respect to the Trust’s results in the fourth quarter of 2004 averaged $5.58 per Mcf. The Trust’s weighted average price for natural gas in the first nine months of 2004 was $4.86 per Mcf compared with $4.35 per Mcf for the same period of 2003.

Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the fourth quarter of 2004 reflects revenues received and costs and expenses paid by Devon in the third quarter of 2004. On November 30, 2004, the Trust will make a cash distribution of $5.9 million, or $0.93712 per Trust Unit, to unitholders of record on November 16, 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,		Fourth Quarter
	2004	2003	2004	2003	2004
Volumes and Prices
Oil volumes (Bbls):
Wasson ODC royalty	74,900	72,100	221,900	209,900	74,900
Wasson Willard royalty(1)	—	12,000	12,000	39,200	—
Net profits royalties	46,161	38,681	143,361	131,880	48,433
Gas volumes (Mcf):
Net profits royalties	368,353	398,553	1,025,071	1,089,099	353,000
Oil average prices ($/Bbl):
Wasson ODC royalty	$35.43	$27.10	$32.26	$28.76	$40.79
Wasson Willard royalty(1)	—	27.10	28.50	28.54	—
Net profits royalty	31.23	29.94	28.43	26.35	33.75
Gas average prices ($/Mcf):
Net profits royalties	5.25	5.88	4.86	4.35	5.58
Cash Proceeds and Distributable Cash (in thousands, except per unit data)
Wasson ODC royalty:
Sales	$2,653	$1,954	$7,158	$6,038	$3,055
Operating expenses	(194)	(132)	(505)	(396)	(213)
	2,459	1,822	6,653	5,642	2,842
Wasson Willard royalty(1):
Sales	—	326	342	1,119	—
Operating expenses	—	(8)	(10)	(49)	—
	—	318	332	1,070	—
Net profits royalty:
Sales	3,376	3,503	9,054	8,277	3,603
Proceeds from property sales	—	—	—	4,572	—
Operating expenses	(686)	(589)	(1,874)	(1,734)	(449)
Capital (expenditures) recoveries	(8)	(76)	171	(120)	32
	2,682	2,838	7,351	10,995	3,186
Total royalties	5,141	4,978	14,336	17,707	6,028
Administrative fee to Devon	(74)	(72)	(220)	(213)	(74)
Payment received	5,067	4,906	14,116	17,494	5,954
Cash withheld for trust expenses	(225)	(175)	(425)	(375)	(50)
Distributable cash	$4,842	$4,731	$13,691	$17,119	$5,904
Distributable cash per unit	$0.76869	$0.75075	$2.17323	$2.71737	$0.93712

(1)          Nine months ended September 30, 2004 production, sales and operating expenses for the Wasson Willard Unit are related to calendar year 2003. These are the last production, sales and operating expenses the Trust will report since the Trust’s conveyed ownership in the Wasson Willard Unit terminated on December 31, 2003.

Sales increased $0.2 million from the third quarter of 2003 to the third quarter of 2004. Sales increased $0.7 million due to a $5.83 per barrel increase in the average price of oil from $28.00 per barrel in the 2003 quarter to $33.83 per barrel in the 2004 quarter. Sales decreased $0.3 million due to a $0.63 per Mcf decrease in the average gas price from $5.88 per Mcf in the third quarter of 2003 to $5.25 per Mcf in the third quarter of 2004. A production decrease of approximately 7,000 barrels of oil equivalent (“Boe”) in the third quarter of 2004, as compared to the third quarter of 2003, caused sales to decrease by $0.2 million. This decrease was due mainly to the termination of the Trust’s conveyed ownership in the Wasson Willard Unit.

Sales increased $1.1 million from the first nine months of 2003 to the first nine months of 2004. Sales increased $1.5 million due to a $2.77 per barrel increase in the average price of oil from $27.91 per barrel in the first nine months of 2003 to $30.68 per barrel in the first nine months of 2004 and due to a $0.51 per Mcf increase in the average gas price from $4.35 per Mcf in the first nine months of 2003 to $4.86 per Mcf in the first nine months of 2004. A decrease in the first nine months production of approximately 14,000 Boe caused sales to decrease by $0.4 million. This decrease was mainly due to the termination of the Trust’s conveyed ownership in the Wasson Willard Unit.

Sales increased $0.6 million from the third quarter of 2004 to the fourth quarter of 2004. Sales increased $0.6 million due to a $0.33 per Mcf increase in the average gas price from $5.25 per Mcf in the third quarter of 2004 to $5.58 per Mcf in the fourth quarter of 2004 as well as a $4.19 per barrel increase in the average price of oil from $33.83 per barrel in the third quarter of 2004 to $38.02 per barrel in the fourth quarter of 2004. Boe production from the third quarter of 2004 to the fourth quarter of 2004 was essentially flat.

Proceeds from the sales of property were $4.6 million during the first nine months of 2003 due to sales of certain Net Profits Properties in that period.

Operating expenses increased $0.2 million from the third quarter of 2003 to the third quarter of 2004 and $0.2 million from the first nine months of 2003 to the first nine months of 2004. Operating expenses decreased $0.2 million from the third quarter of 2004 to the fourth quarter of 2004. Operating expenses may fluctuate from quarter to quarter due to the timing of payments.

Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures were $8,000, $76,000 and $120,000 for the third quarter of 2004, the third quarter of 2003 and the nine months ended 2003, respectively. Capital recoveries were $171,000 and $32,000 for the nine months ended 2004 and the fourth quarter of 2004, respectively.

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

Item 6. Exhibits

           Exhibits

(Asterisk indicates exhibit previously filed with the Securities Exchange Commission and incorporated herein by reference.)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of November, 2004.

SANTA FE ENERGY TRUST (Registrant)
By	JPMORGAN CHASE BANK, TRUSTEE
By	/s/ MIKE ULRICH
Mike Ulrich Vice President & Trust Officer

Date: November 5, 2004

The Registrant, Santa Fe Energy Trust, has no principal or chief executive officer, principal or chief financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.