Form 10-K
period 2004-12-31
SANTA FE ENERGY TRUST
filed 2005-03-15
CIK 893486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-11450

Santa Fe Energy Trust

(Exact name of registrant as specified in its charter)

Texas	76-6081498
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
JPMorgan Chase Bank, N.A., Trustee Institutional Trust Services 700 Lavaca Austin, Texas	78701
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 479-2562

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Depositary Units, Evidenced by Secure Principal Energy Receipts	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

On June 30, 2004, the last business day of the most recently completed second fiscal quarter for registrant, the aggregate market value of the 6,300,000 outstanding Despositary Units held by non-affiliates of the registrant was $180,999,000 based on the closing sales price of $28.73 per unit on June 30, 2004.

Depositary Units outstanding at February 14, 2005—6,300,000

Documents Incorporated By Reference:

None.

Certain Definitions

As used herein, the following terms have the meanings indicated: “Bbl” means barrel, “MBbls” means thousand barrels, “Mcf” means thousand cubic feet and “MMcf” means million cubic feet. Natural gas volumes are converted to “barrels of oil equivalent” using the ratio of six Mcf of natural gas to one barrel of crude oil.

PART I

Item 1.                        Business.

DESCRIPTION OF THE TRUST

The Santa Fe Energy Trust (the “Trust”), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, JPMorgan Chase Bank, N.A., formerly The Chase Manhattan Bank, successor by merger to Chase Bank of Texas, National Association, formerly Texas Commerce Bank National Association (the “Trustee” or “JPMorgan Chase Bank”), 700 Lavaca, Austin, Texas 78701. The telephone number of the Trust is (512) 479-2562. On our web site, located at “www.businesswire.com/cnn/sff.htm”, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our web site are available free of charge.

The Trust was formed pursuant to an Organizational Trust Agreement dated as of October 22, 1992. Effective November 19, 1992, the Organizational Trust Agreement was amended and restated by the Trust Agreement of Santa Fe Energy Trust between Devon Energy Production Company, L.P. (“Devon”), successor by merger to Devon SFS Operating, Inc., formerly Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. and JPMorgan Chase Bank (the “Trust Agreement”). Under the terms of the Trust Agreement, Devon conveyed royalty interests in certain oil and gas properties to the Trust. In exchange for the conveyance of such royalty interests, the Trust issued 6,300,000 units of undivided beneficial interest (“Trust Units”). The Trust Units and the Treasury Obligations (hereinafter defined) were deposited with JPMorgan Chase Bank, as depositary (the “Depositary”), in exchange for 6,300,000 Depositary Units (hereinafter defined). Each Depositary Unit consists of beneficial ownership of one Trust Unit and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation (“Treasury Obligation”) maturing on February 15, 2008 (“Liquidation Date”). The Depositary Units are evidenced by Secure Principal Energy Receipts (“SPERs”), which are issued and transferable only in denominations of 50 Depositary Units or an integral multiple thereof. The Depositary Units are traded on the New York Stock Exchange under the symbol SFF.

The Trust Units and Treasury Obligations are held by the Depositary for the holders of Depositary Units (“Holders”). The Treasury Obligations consist of a portfolio of United States Treasury stripped interest coupons that mature on the Liquidation Date in the aggregate face amount of $126,000,000, which amount equals $20 multiplied by the aggregate number of Depositary Units issued and outstanding. Since Depositary Units may be issued or transferred only in denominations of 50 or integral multiples thereof, each holder of 50 Depositary Units owns the entire beneficial interest in a discrete Treasury Obligation, in a face amount of $1,000, the minimum denomination of such Treasury Obligations. The Treasury Obligations do not pay current interest. Please read “Description of the Trust Units and Depositary Units—Federal Income Tax Matters”.

The Trust is a grantor trust formed by Devon to hold royalty interests in certain oil and gas properties owned by Devon (the “Royalty Properties”). Through December 31, 2003, the principal asset of the Trust consisted of (i) two term royalty interests (the Wasson ODC Royalty and the Wasson Willard Royalty;

collectively, the “Wasson Royalties”) conveyed to the Trust out of Devon’s royalty interests in two production units (the Wasson ODC Unit and the Wasson Willard Unit) in the Wasson Field, and (ii) a net profits royalty interest (the “Net Profits Royalties”) conveyed to the Trust out of Devon’s royalty interests and working interests in a diversified portfolio of oil and gas properties (the “Net Profits Properties”) located in 11 states (collectively, the “Royalty Interests”). The Trust’s conveyed ownership in the Wasson Willard Unit, as well as the Wasson Willard Royalty, terminated on December 31, 2003. As of December 31, 2004, the principal asset of the Trust consisted of the Wasson ODC Royalty and the Net Profits Properties.

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

The Trustee is paid an annual fee of approximately $136,000. The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. Trustee fees and Trust administrative expenses totaled $494,000, $439,000 and $268,000 in 2004, 2003 and 2002, respectively, although such costs could be more or less in subsequent periods depending on future events. In addition, the Trust paid Devon an annual fee of $294,000, $285,000 and $274,000 in 2004, 2003 and 2002, respectively. Such fee will increase by 3.5% per year, payable quarterly, to reimburse Devon for overhead expenses.

The Wasson Royalties were conveyed from Devon to the Trust pursuant to a single instrument of conveyance (the “Wasson Conveyance”). The Net Profits Royalties were conveyed from Devon to the Trust pursuant to separate, substantially similar conveyances (the “Net Profits Conveyances”), except with respect to the Net Profits Royalties in properties located within the State of Louisiana and its related state waters. Due to the effect of certain Louisiana laws governing the transfer of properties to trusts, the Louisiana Net Profits Royalties were conveyed from Devon to the Trust pursuant to a separate conveyance in the form of a secured interest in proceeds of production from such properties (the “Louisiana Conveyance”). The Louisiana Conveyance provides the Trust with the economic equivalent of the Net Profits Royalties determined with respect to the Net Profits Properties located in Louisiana. The Net Profits Conveyances, Wasson Conveyance and Louisiana Conveyance are referred to, collectively, as the “Conveyances.”

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

The Wasson Royalties

The Wasson ODC Royalty.   The Wasson ODC Royalty was conveyed out of Devon’s 12.3934% royalty interest in the Wasson ODC Unit and entitles the Trust to receive quarterly royalty payments with respect to oil production from the Wasson ODC Unit for each calendar quarter during the period ending on December 31, 2007. The royalties payable with respect to the Wasson ODC Royalty for any calendar quarter are determined by multiplying (a) the Average Per Barrel Price (as defined below) received for such quarter with respect to oil production from the Wasson ODC Unit by (b) the Royalty Production (as defined below) for such quarter related to the Wasson ODC Royalty.

“Royalty Production” for the Wasson ODC Royalty is defined as 12.3934% of the lesser of (i) the actual number of gross barrels of oil produced for such quarter from the Wasson ODC Unit and (ii) the applicable maximum quarterly gross production limitation set forth in the table below. The table also shows the maximum number of barrels of Royalty Production that may be produced per quarter in respect of the Wasson ODC Royalty (12.3934% of the quarterly gross production limitation).

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

The Wasson Willard Royalty.   The Wasson Willard Royalty was conveyed out of Devon’s 6.8355% royalty interest in the Wasson Willard Unit and entitled the Trust to receive quarterly royalty payments with respect to oil production from the Wasson Willard Unit for each calendar quarter during the period ended December 31, 2003. The royalty payable for any calendar quarter was determined by multiplying (a) the Average Per Barrel Price (as defined below) received for such quarter with respect to oil production from the Wasson Willard Unit by (b) the Royalty Production (as defined below) for such quarter related to the Wasson Willard Royalty.

“Royalty Production” for the Wasson Willard Royalty was defined as 6.8355% of the lesser of (i) the actual number of gross barrels of oil produced for such quarter from the Wasson Willard Unit and (ii) the applicable maximum quarterly gross production limitation. The Trust’s conveyed ownership in the Wasson Willard Unit, as well as the Wasson Willard Royalty which was approximately $1.4 million in 2003 and 2002, terminated on December 31, 2003, with final distribution made in the first quarter of 2004.

Average Per Barrel Price.   The “Average Per Barrel Price” with respect to the Wasson Royalties for any calendar quarter generally means (a) the aggregate revenues received by Devon for such quarter from the sale of oil production from its royalty interest in the Wasson Field production unit to which the particular Wasson Royalty relates less certain actual costs for such quarter which consist of post-production costs (including gathering, transporting, separating, processing, treatment, storing and marketing charges), costs of litigation concerning title to or operations of the Wasson Royalties, severance taxes, ad valorem taxes, excise taxes (including windfall profits taxes, if any), sales taxes and other similar taxes imposed upon the reserves or upon production, delivery or sale of such production, costs of audits, insurance premiums and amounts reserved for the foregoing, divided by (b) the aggregate number of barrels produced for such quarter from its royalty interest in the Wasson Field production unit to which the particular Wasson Royalty relates.

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

Calculation of Net Proceeds.   “Net Proceeds” generally means, for any calendar quarter, (a) with respect to Net Profits Properties that are conveyed from working interests, the excess of Gross Proceeds (as defined below) over all costs, expenses and liabilities incurred in connection with exploring, prospecting and drilling for, operating, producing, selling and marketing oil and gas, including, without limitation, all amounts paid as royalties, overriding royalties, production payments or other burdens against production pursuant to permitted encumbrances, delay rentals, payments in connection with the drilling or deferring of drilling of any well in the vicinity, adjustment payments to others in connection with contributions upon pooling, unitization or communitization, rent for use of or damage to the surface, costs under any joint operating unit or similar agreement, costs incurred with respect to reworking, drilling, equipping, plugging back, completing and recompleting wells, making production ready or available for market, constructing production and delivery facilities, producing, transporting, compressing, dehydrating, separating, treating, storing and marketing production, secondary or tertiary recovery or other operations conducted for the purpose of enhancing production, litigation concerning title to or operation of the working interests, renewals and extensions of leases, and taxes, and (b) with respect to Net Profits Properties that are conveyed from royalty interests, the excess of Gross Proceeds over all costs, expenses and liabilities incurred in making production available or ready for market, including, without limitation, costs paid for gathering, transporting, compressing, dehydrating, separating, treating, storing and marketing oil and gas, litigation concerning title to or operation of royalty interests, taxes, costs of audits and insurance premiums.

“Gross Proceeds” generally means, for any calendar quarter, the amount of cash received by Devon during such quarter from the sales of oil and gas produced from the Net Profits Properties excluding (a) all amounts attributable to nonconsent operations conducted with respect to any working interest in which Devon or its assignee is a nonconsenting party and which is dedicated to the recoupment or reimbursement of penalties, costs and expenses of the consenting parties, (b) damages arising from any cause other than drainage or reservoir injury, (c) rental for reservoir use, (d) payments in connection with the drilling of any well on or in the vicinity of the Net Profits Properties and (e) all amounts set aside as reserved amounts. Gross Proceeds will not include (x) consideration for the transfer or sale of the Net Profits Properties or (y) any amount not received for oil and gas lost in the production or marketing thereof or used by the owner of the Net Profits Properties in drilling, production and plant operations. Gross Proceeds includes payments for future production to the extent they are not subject to repayment in the event of insufficient subsequent production.

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

Support Payments

The Wasson Conveyance entitled the Trust to receive additional quarterly royalty payments (“Support Payments”) from Devon’s remaining royalty interests in the Wasson ODC Unit until December 31, 2002 (the “Support Period”). Support Payments were due from Devon in the event that the net cash available for distribution to Holders from the Royalty Interests for calendar quarters during the Support Period was less than an amount sufficient to distribute to Holders a minimum quarterly royalty per Depositary Unit (the “Minimum Quarterly Royalty”). Support Payments were subject to recoupment by Devon in any subsequent quarters when the quarterly royalty payment exceeded the Minimum Quarterly Royalty. From inception through December 31, 2002, the Trust received Support Payments totaling $4.5 million. As of December 31, 2002, Devon had recouped all such Support Payments.

Other Matters

Payments to the Trust are attributable to the sale of depleting assets. Thus, the reserves attributable to the Royalty Properties are expected to decline over time. Based on the estimated production volumes in the Reserve Report (hereinafter defined), on a barrel of oil equivalent basis, the oil and gas production from proved reserves attributable to the Trust in the year preceding the Liquidation Date is expected to be approximately 60% of the oil and gas production attributable to the Trust in 2004. Sales of properties may reduce this percentage further.

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

DESCRIPTION OF THE TRUST UNITS AND DEPOSITARY UNITS

The following information is subject to the detailed provisions of the Custodial Deposit Agreement entered into by Devon, the Trustee, the Depositary and all holders from time to time of SPERs (the “Deposit Agreement”), which is an exhibit to this Form 10-K and is available upon request from the Trustee.

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

The deposited Trust Units and Treasury Obligations are held solely for the benefit of the Holders and do not constitute assets of the Depositary or the Trust. The Depositary has no power to assign, transfer, pledge or otherwise dispose of any of the Trust Units or Treasury Obligations, except as described under “Possible Divestiture of Depositary Units and Trust Units”.

Generally, the Depositary Units are entitled to participate in distributions with respect to the Trust Units and such distributions with respect to the Treasury Obligations and the liquidation of the remaining assets of the Trust.

Upon the written request of a Holder for withdrawal of Trust Units and Treasury Obligations evidenced by SPERs in denominations of 50 Depositary Units or an integral multiple thereof from deposit and the surrender of such Holder’s SPER in compliance with the terms of the Deposit Agreement, the Holder surrendering such Depositary Units will be entitled to receive the underlying Trust Units, which will be uncertificated, and whole Treasury Obligation as described herein. These withdrawn Trust Units will be evidenced on the books of the Trustee by a transfer of such Trust Units from the name of the Depositary to the name of the withdrawing Holder. Holders of withdrawn Trust Units will be entitled to receive Trust distributions and periodic Trust information (including tax information) directly from the Trustee. Due to the accreting nature of the value of the zero coupon Treasury Obligations, the withdrawal and sale of a Treasury Obligation underlying Depositary Units prior to its maturity will result in the Holder receiving less than the face value for its Treasury Obligation investment. The amount a withdrawing Holder may receive from the sale of a Treasury Obligation prior to its maturity will be affected by such factors as then current interest rates and the small size of the Treasury Obligation relative to typical trades in the secondary market for United States Treasury obligations (which may result in a discount to quoted market values).

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

Distributions

The Trustee determines for each calendar quarter during the term of the Trust the amount of cash available for distribution to holders of Depositary Units and the Trust Units evidenced thereby. Such amount (the “Quarterly Distribution Amount”) is equal to the excess, if any, of the cash received by the Trust from the Royalty Interests then held by the Trust during such quarter, plus any other cash receipts of the Trust during such quarter, over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payments of contingent or future obligations of the Trust. Based on industry practice and the payment procedures relating to the Net Profits Royalties, cash received by the Trustee in a particular quarter from the Net Profits Royalties generally represents proceeds from sales of production for the three months ending two months prior to the end of such quarter with respect to gas, and one month prior to the end of such quarter with respect to oil. For example, the royalty income received by the Trust for the third calendar quarter with respect to gas is attributable to production in the months of May, June and July (for which Devon would have received payment from the purchasers in July, August and September, respectively). Since proceeds from the sale of production from the Wasson ODC Unit are received within one month of production, payments in respect of the Wasson ODC Royalty are made for production from the calendar quarter to which the Quarterly Distribution Amount relates. The Quarterly Distribution Amount for each quarter is payable to Holders of Depositary Units of record on the 45th day following each calendar quarter (or the next succeeding business day following such day if such day is not a business day) or such later date as the Trustee determines is required to comply with legal or stock exchange requirements (the “Quarterly Record Date”). The Trustee distributes cash to the Holders within two months after the end of each calendar quarter to each person who was a Holder of Depositary Units of record on a Quarterly Record Date.

The net taxable income of the Trust for each calendar quarter is reported by the Trustee for tax purposes as belonging to the Holders of record to whom the Quarterly Distribution Amount is distributed. Because under current tax law the Trust is classified for tax purposes as a “grantor trust” (please read “Federal Income Tax Matters”), each cash-basis Holder’s share of the net taxable income of the Trust is realized by such Holder for tax purposes in the calendar quarter received by the Trustee, rather than in the quarter distributed by the Trustee. Taxable income of a Holder may differ from the Quarterly Distribution Amount because the Treasury Obligations are treated as generating interest income prior to the time any cash payments are received thereon, a portion of the payments received on the Wasson Royalties are treated as a nontaxable return of principal, and cost depletion reduces taxable income but not the Quarterly Distribution Amount. There may also be minor variances because of the possibility that, for example, a reserve will be established in one quarter that will not give rise to a tax deduction until a subsequent quarter, an expenditure paid for in one quarter will have to be amortized for tax purposes over several quarters, etc. Please read “Federal Income Tax Matters.”

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

Possible Divestiture of Depositary Units and Trust Units

The Trust Agreement imposes no restrictions based on nationality or other status of holders of Trust Units. However, the Trust Agreement and the Deposit Agreement provide that in the event of certain judicial or administrative proceedings seeking the cancellation or forfeiture of any property in which the Trust has an interest because of the nationality, citizenship, or any other status, of any one or more holders of Trust Units including Holders of Depositary Units, the Trustee will give written notice thereof to each holder whose nationality, citizenship or other status is an issue in the proceeding, which notice will constitute a demand that such holder dispose of his Depositary Units or withdrawn Trust Units within 30 days. If any holder fails to dispose of his Depositary Units or withdrawn Trust Units in accordance with such notice, cash distributions on such units are subject to suspension. In the event a holder fails to dispose of Depositary Units in accordance with such notice, the Depositary may cancel such holder’s Depositary Units and reissue them in the name of the Trustee, whereupon the Trustee will use its reasonable efforts to sell the Depositary Units and remit the net sale proceeds to such holder. In the case of Trust Units withdrawn from deposit with the Depositary, the Trustee shall redeem such Trust Units not divested in accordance with such notice, for a cash price equal to the then-current market price of the Depositary Units less the then-current, over-the-counter bid price of the related, withdrawn Treasury Obligations. The redemption price will be paid out in quarterly installments limited to the amount that otherwise would have been distributed in respect of such redeemed Trust Units.

Liability of Holders

The Trust is intended to be classified as an “express trust” under Texas law and thus subject to the Texas Trust Code. Under the Texas Trust Code, a trust beneficiary will not be held personally liable for obligations incurred by the Trust except in limited circumstances principally related to wrongful conduct by the trust beneficiary. It is unclear whether the Trust constitutes an “express trust” under the Texas Trust Code. If the Trust were held not to be an express trust, a Holder could be jointly and severally liable for any liability of the Trust in the event that (i) the satisfaction of such liability was not by contract limited to the assets of the Trust and (ii) the assets of the Trust were insufficient to discharge such liability. Examples of such liability would include liabilities arising under environmental laws and damages arising from product liability and personal injury in connection with the Trust’s business. Each Holder should weigh this potential exposure in deciding whether to retain or transfer his Trust Units.

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

This summary is based on current provisions of the Internal Revenue Code of 1986, as amended (the “Code”), existing and proposed regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. Some of the applicable provisions of the Code have not been interpreted by the courts or the Internal Revenue Service (“IRS”).

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

Classification and Taxation of the Trust

Under current law, the Trust is classified for federal income tax purposes as a grantor trust. As a grantor trust, the Trust is not subject to tax. For tax purposes, Holders are considered to own and receive the Trust’s income and principal directly as though no trust were in existence. The Trust files an information return, reporting all items of income, credit or deduction which must be included in the tax returns of Holders.

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

Interest Income

Based on representations made by Devon regarding the reserves burdened by the Wasson Royalties and the expected life of the Wasson Royalties, the Wasson Royalties are properly treated as “production payments” under Section 636(a) of the Code. Under the rules of such Code section, each Holder is treated as making a mortgage loan on the Wasson Properties to Devon in an amount equal to the amount of the purchase price of each Depositary Unit allocated to the Wasson Royalties. Because production payments are treated as debt instruments for tax purposes, the Wasson Royalties are subject to the Original Issue Discount (OID) rules of Sections 1272 through 1275 of the Code. Section 1272 generally requires the periodic inclusion of original issue discount in income of the purchaser of a debt instrument. Section 1275 provides special rules and authorizes the IRS to prescribe regulations modifying the statutory provisions where, by reason of contingent payments, the tax treatment provided under the statutory provisions does not carry out the purposes of such provisions. Proposed regulations dealing with contingent payments were issued in 1986 and modified in 1991 (the “Original Proposed Regulations”). During December 1994, the IRS replaced the Original Proposed Regulations with new proposed regulations and, during June 1996, the IRS redesignated the 1994 proposed regulations as final regulations (the “New Regulations”). However, the New Regulations are by their terms applicable only to debt instruments that are issued on or after August 13, 1996. The New Regulations further provide, in the case of a contingent debt instrument issued before August 13, 1996, that a taxpayer may use any reasonable method to account for the debt instrument, including a method that would have been required under the proposed regulations when the debt instrument was issued. Because the Original Proposed Regulations were in effect when the Wasson Royalties were issued to the Trust, the tax treatment of the Wasson Royalties has been reported to the Holders under the provisions of the Original Proposed Regulations.

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

Holders are also required to recognize and report OID interest income attributable to the Treasury Obligations. In general, the total amount of OID interest income a Holder is required to recognize over the term of the Treasury Obligations is calculated as the difference between the amount of the purchase price of a Depositary Unit allocated to the Treasury Obligations and the pro rata portion of the face amount of such Treasury Obligations attributable to the Depositary Unit. The portion of OID interest income so calculated which is required to be included in income by a Holder for any particular period is generally determined by multiplying the Holder’s adjusted issue price in the Treasury Obligations by the yield to maturity of the Treasury Obligations.

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

The allowance for depletion with respect to a property is determined annually and is the greater of cost depletion or, if allowable, percentage depletion. Percentage depletion is generally available to “independent producers” (generally persons who are not substantial refiners or retailers of oil or gas or their primary products) on the equivalent of 1,000 barrels of production per day. Percentage depletion is a statutory allowance generally equal to 15% of the gross income from production from a property, subject to a net income limitation which is 100% of the taxable income from the property, computed without regard to depletion deductions and certain loss carrybacks. For tax years beginning after December 31,1997, and before January 1, 2006, the 100% of taxable income limitation on percentage depletion does not apply to “marginal production.” Additionally, the percentage depletion rate for “marginal production” is adjusted annually and is generally greater than 15%. Marginal production includes (i)“stripper well property,” generally defined as a domestic crude oil or natural gas property producing 15 barrel equivalents or less per day per well, and (ii) “heavy oil,” generally defined as domestic crude oil produced from any property if such crude oil had a weighted average gravity of 20 degrees API or less. The depletion deduction attributable to percentage depletion for a taxable year is limited to 65% of the taxpayer’s taxable income for the year before allowance of “independent producers” percentage depletion and certain loss carrybacks. Unlike cost depletion, percentage depletion is not limited to the adjusted tax basis of the property, although it reduces such adjusted tax basis (but not below zero).

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

Other Income and Expenses

The Trust may generate some interest income on funds held as a reserve or held until the next distribution date. Expenses of the Trust include administrative expenses of the Trustee. Under the Code, certain miscellaneous itemized deductions of an individual taxpayer are deductible only to the extent that in the aggregate they exceed 2% of the taxpayer’s adjusted gross income. Certain administrative expenses attributable to the Trust Units may have to be aggregated with an individual Holder’s other miscellaneous itemized deductions to determine the excess over 2% of adjusted gross income. The amount of such expenses has not been, and is not expected to be, significant in relation to the Trust’s income.

Non-Passive Activity Income and Loss

The income and expenses of the Trust are not taken into account in computing passive activity losses and income under Code Section 469 for a Holder who acquires and holds Depositary Units as an investment.

Unrelated Business Taxable Income

Certain organizations that are generally exempt from tax under Code Section 501 are subject to tax on certain types of business income defined in Code Section 512 as unrelated business income. The income of the Trust will not constitute unrelated business taxable income within the meaning of Code Section 512 so long as the Trust Units are not “debt-financed property” within the meaning of Code Section 514(b). In general, a Trust Unit would be debt-financed if the Holder incurs debt to acquire a Trust Unit or otherwise incurs or maintains a debt that would not have been incurred or maintained if such Trust Unit had not been acquired.

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

A Holder’s initial basis in his Depositary Units is equal to the amount paid for such Depositary Units. Such basis is increased by the amount of any OID interest income recognized by the Holder attributable to the Treasury Obligations. Such basis is reduced by deductions for depletion claimed by the Holder (but not below zero). In addition, such basis is reduced by the amount of any payments attributable to the Wasson Royalties which are treated as payments of principal under the OID rules. A Holder’s basis would also be increased by any increase in reserves retained by the Trust and would be reduced by any reduction in such reserves.

Sale of Net Profits Royalties

In certain circumstances, Devon may cause the Trustee, without the consent of the Holders, to release a portion of the Net Profits Royalties in connection with a sale by Devon of the underlying Net Profits Properties. Additionally, the assets of the Trust, including the Net Profits Royalties, will be sold by the Trustee prior to the Liquidation Date in anticipation of the termination of the Trust. A sale by the Trust of Net Profits Royalties will be treated for Federal income tax purposes as a sale of Net Profits Royalties by a Holder. Thus, a Holder will recognize gain or loss on a sale of Net Profits Royalties by the Trust. A portion of that income may be treated as ordinary income to the extent of depletion recapture. Please read “Sale of Depositary Units,” above.

Backup Withholding

In general, distributions of Trust income are not subject to “backup withholding” unless: (i) the Holder is an individual or other noncorporate taxpayer and (ii) such Holder fails to furnish and certify as to the correctness of his taxpayer identification number (which for an individual, would be such individual’s social security number) or such Holder fails to comply with certain reporting procedures.

The Trust is registered as a tax shelter under prior law. This may increase the risk of an audit of the Trust or a Holder.

Prior to the enactment of the American Jobs Creation Act of 2004, certain types of entities were required to register with the IRS as “tax shelters,” based on a perception that those entities might claim tax benefits that were unwarranted. The Trust registered as a tax shelter under such prior law. The American Jobs Creation Act of 2004 repealed the tax shelter registration requirement and replaced it with a regime that requires reporting, and may require registration, of certain “reportable transactions.” See “—Reportable Transactions” below. It is not anticipated that the Trust will engage in any reportable transactions. Nevertheless, the likelihood that the Trust or a Holder will be audited may be higher because the Trust registered as a tax shelter under prior law, and might be increased if the Trust were to participate in a reportable transaction. Any such audit might lead to tax adjustments.

Reportable Transactions

If the Trust were to engage in a “reportable transaction,” the Trust (and possibly its Holders) would be required to make a detailed disclosure of the transaction to the IRS. A transaction may be a reportable transaction based upon any of several factors, including the fact that it is a type of tax avoidance transaction publicly identified by the IRS as a “listed transaction” or that it produces certain kinds of losses in excess of $2 million. The Trust’s participation in a reportable transaction could increase the likelihood that the Trust’s federal income tax information return (and possibly a Holder’s tax return) would be audited by the IRS.

Moreover, if the Trust were to participate in a reportable transaction with a significant purpose to avoid or evade tax, or in any listed transaction, its Holders may be subject to the following provisions of the American Jobs Creation Act of 2004:

•       accuracy-related penalties,

•       for those persons otherwise entitled to deduct interest on federal tax deficiencies, nondeductibility of interest on any resulting tax liability, and

•       in the case of a listed transaction, an extended statute of limitations.

It is not anticipated that the Trust will engage in any “reportable transactions.”

ERISA Considerations

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), imposes certain requirements on pension, profit-sharing and other employee benefit plans (“Plans”) to which it applies, and contains standards on those persons who are fiduciaries with respect to such Plans. In addition, under the Code, there are similar requirements and standards which are applicable to certain Plans and individual retirement accounts (whether or not subject to ERISA) (collectively, together with Plans subject to ERISA, referred to herein as “Qualified Plans”).

A fiduciary of a Qualified Plan should carefully consider fiduciary standards under ERISA regarding the Plan’s particular circumstances before authorizing an investment in Trust Units. A fiduciary should first consider (i) whether the investment satisfies the prudence requirements of Section 404(a)(1)(B) of ERISA, (ii) whether the investment satisfies the diversification requirements of Section 404(a)(1)(C) of ERISA and (iii) whether the investment is in accordance with the documents and instruments governing the Plan as required by Section 404(a)(1)(D) of ERISA.

In order to avoid the application of certain penalties, a fiduciary must also consider whether the acquisition of Depositary Units representing Trust Units and/or operation of the Trust might result in direct or indirect nonexempt prohibited transactions under Section 406 of ERISA and Code Section 4975. In determining whether there are such prohibited transactions, a fiduciary must determine whether there are “plan assets” involved in the transaction. Department of Labor regulations (“the DOL Regulations”) address whether or not a Qualified Plan’s assets (such as a Depositary Unit) would be deemed to include an interest in the underlying assets of an entity (such as the Trust) for purposes of the reporting, disclosure and fiduciary responsibility provisions of ERISA and analogous provisions of the Code, if the Plan acquires an “equity interest” in such entity. The DOL Regulations provide that the underlying assets of an entity will not be considered “plan assets” if the interests in the entity are a publicly offered security. Trust Units represented by Depositary Units are considered to be “publicly offered” for this purpose if they are part of a class of securities that is (i) widely held (i.e., owned by more than 100 investors independent of the issuer and each other), (ii) freely transferable, and (iii) registered under Section 12(b) or 12(g) of the Exchange Act. Although no assurances can be given, it is believed that these requirements have been satisfied. Fiduciaries, however, will need to determine whether the acquisition of Depositary Units representing Trust Units is a nonexempt prohibited transaction under the general requirements of ERISA Section 406 and Code Section 4975.

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

Each Holder should consider state and local tax consequences of an investment in Depositary Units. The Trust owns or has owned the Royalty Interests burdening oil and gas properties located in Alabama, Arkansas, Colorado, Kansas, Louisiana, Mississippi, New Mexico, North Dakota, Oklahoma, Texas, Wyoming, and in state waters offshore Louisiana. Of these, all but Texas and Wyoming have income taxes applicable to individuals. As stated, Texas currently has no individual income tax and the Reserve Report reflects that 38% of the estimated future net cash inflows generated by the Trust will be attributable to properties located in Texas. A Holder may be required to file state income tax returns and/or to pay taxes in those states imposing income taxes and may be subject to penalties for failure to comply with such requirements. Further, in some states the Trust may be taxed as a separate entity.

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

DESCRIPTION OF THE ROYALTY PROPERTIES

The Wasson Properties

The Wasson Royalties were conveyed to the trust out of Devon’s 12.3934% royalty interest in the Wasson ODC Unit and its 6.8355% royalty interest in the Wasson Willard Unit, located in the Wasson Field. The Trust’s conveyed ownership in the Wasson Willard Unit terminated at the end of 2003. Devon also owns working interests in each of these units. The Wasson Field has been significantly redeveloped for tertiary recovery operations utilizing CO2 flooding, which commenced in 1984. Most of the capital expenditures for plant, facilities, wells and equipment necessary for such tertiary recovery operations have been made, although ongoing capital expenditures for CO2 acquisition will be required to complete the flood of the Wasson Field. The Wasson Royalties are not subject to development costs or operating costs (including CO2 acquisition costs).

The Wasson ODC Unit is a production unit formed by the various interest owners in the Wasson Field to facilitate development and production of certain geographically concentrated leases. The Wasson ODC Unit covers approximately 7,840 acres with approximately 300 producing wells and is operated by Occidental Petroleum Corporation. Production attributable to Devon’s royalty interest in the Wasson ODC Unit is marketed by Devon and in some cases is sold at the wellhead at market responsive prices that approximate spot oil prices for West Texas Sour crude, and in other cases is sold at points within common carrier pipeline systems on terms whereby Devon pays the cost of transporting the same to such points. Devon may sell its royalty interests in the Wasson Field subject to and burdened by the Wasson ODC Royalty, without the consent of the Trustee of the Trust or the Holders. The Wasson ODC Royalty may not be sold by the Trust without the consent of Devon.

The Net Profits Properties

The Royalty Properties burdened by the Net Profits Royalties consist of royalty and working interests in a diversified portfolio of producing properties located in established oil and gas producing areas in 11 states. Approximately 66% of the discounted present value of estimated future net revenues attributable to the Net Profits Royalties is generated from Net Profits Properties located in Texas, Oklahoma and Louisiana and in state waters offshore Louisiana. Production attributable to the Net Profits Properties is principally sold at market responsive prices.

Devon owns the Net Profits Properties subject to and burdened by the Net Profits Royalties, and is entitled to proceeds attributable to its ownership interest in excess of 90% of the Net Proceeds paid to the Trust. Devon is required to receive payments representing the sale of production from the Net Profits Properties, deduct the costs described above and pay 90% of the net amount to the Trust. Devon may sell the Net Profits Properties subject to and burdened by the Net Profits Royalties. In addition, Devon may, subject to certain limitations, cause the Trust to release portions of the Net Profits Royalties in connection with the sale of the underlying Net Profits Properties. Please read “Description of the Trust—Other Matters.”

Devon estimates that as of December 31, 2004, the Net Profits Properties covered approximately 220,000 gross acres (approximately 32,000 net to Devon). Productive well information generally is not made available by operators to owners of royalties and overriding royalties. Accordingly, such information is unavailable to Devon for the Net Profits Properties.

Title to Properties

The Conveyances contain a warranty of title, limited to claims by, through or under Devon, and covering the Wasson Properties and certain of the Net Profits Properties. The Conveyances contain no title warranty with respect to the remaining Net Profits Properties. As is customary in the oil and gas industry, Devon or the operator of its properties performs only a perfunctory title examination when it acquires leases, except leases covering proved reserves. Generally, prior to drilling a well, a more thorough title examination of the drill site tract is conducted and curative work is performed with respect to significant title defects, if any, before proceeding with operations. The Royalty Properties are typically subject, to one degree or another, to one or more of the following: (i) royalties and other burdens and obligations, expressed and implied, under oil and gas leases; (ii) overriding royalties (such as the Royalty Interests) and other burdens created by Devon or its predecessors in title; (iii) a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements, farmout agreements, production sales contracts and other agreements that may affect the properties or their titles; (iv) liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing unpaid suppliers and contractors and contractual liens under operating agreements; (v) pooling, unitization and communitization agreements, declarations and orders; and (vi) easements, restrictions, rights-of-way and other matters that commonly affect property. To the extent that such burdens and obligations affect Devon’s rights to production and production revenues from the Royalty Properties, they have been taken into account in calculating the Royalty Interests and in estimating the size and value of the Trust’s reserves attributable to the Royalty Interests.

It is not entirely clear that all of the Royalty Interests would be treated as fully conveyed real or personal property interests under the laws of each of the states in which the Royalty Properties are located. The Conveyances (other than the Louisiana Conveyance) state that the Royalty Interests constitute real property interests and Devon has recorded the Conveyances (other than the Louisiana Conveyance) in the appropriate real property records of the states in which the Royalty Properties are located in accordance with local recordation provisions. If during the term of the Trust, Devon becomes involved as a debtor in bankruptcy proceedings, it is not entirely clear that all of the Royalty Interests would be treated as fully conveyed property interests under the laws of each of the states in which the Royalty Properties are located. If in such a proceeding a determination were made that a Royalty Interest (or a portion thereof) did not constitute fully conveyed property interests under applicable state law, the Conveyance related to such Royalty Interest (or a portion thereof) could be subject to rejection as an executory contract (a term used in the Federal Bankruptcy Code to refer to a contract under which the obligations of both the debtor and the other party to the contract are so unsatisfied that the failure of either to complete performance would constitute a material breach excusing performance of the other) in a bankruptcy proceeding involving Devon. In such event, the Trust would be treated as an unsecured creditor of Devon with respect to such Royalty Interest in the pending bankruptcy. Under Louisiana law, the Louisiana Conveyance constitutes personal property that could be rejected as an executory contract in a bankruptcy proceeding involving Devon, although the mortgage on the Royalty Properties that is burdened by the Louisiana Conveyance and which secures the Trust’s interests in such Royalty Properties should enhance the Trust’s position in the event of such a proceeding. No assurance can be given that the Royalty Interests would not be subject to rejection in a bankruptcy proceeding as executory contracts.

Reserves

A study of the proved oil and gas reserves attributable to the Trust as of December 31, 2004 has been made by Ryder Scott Company, L.P., independent petroleum consultants. The following letter (“Reserve Report”) summarizes such reserve study. The Trust has not filed reserve estimates covering the Royalty Properties with any other Federal authority or agency.

(RYDER SCOTT LETTERHEAD)

February 2, 2005

Devon Energy Corporation

20 North Broadway, Suite 1500

Oklahoma City, Oklahoma 73102-8260

Gentlemen:

At your request, we have prepared certain data for the Santa Fe Energy Trust (Trust) as of December 31, 2004 relevant to the supplementary information dictated by Financial Accounting Standards Board (FASB) Statement No. 69 (SFAS 69). SFAS 69 establishes the set of disclosures for oil and gas producing activities as required by Securities and Exchange Commission (SEC) Regulation S-K.

The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Devon Energy Corporation hereinafter referred to as Devon. The interests conveyed to the Trust consist of royalty interests in the Wasson ODC and Willard Units in the Wasson Field, Texas (Wasson Royalties) and a net profits interest derived from working and royalty interests in numerous other properties (Net Profits Royalties). The Trust’s conveyed ownership in the Willard Unit terminated at the end of 2003. Therefore, as of this report date, there is no further consideration of this interest in this unit in this report. The properties included in the Trust are located in the states of Alabama, Arkansas, Colorado, Kansas, Louisiana, Mississippi, New Mexico, North Dakota, Oklahoma, Texas, Wyoming, and in state waters offshore Louisiana.

The estimated reserve quantities and future income quantities presented in this report are related to a large extent to hydrocarbon prices. Hydrocarbon prices in effect at December 31, 2004 were used in the preparation of this report as required by SEC and FASB rules; however, actual future prices may vary significantly from December 31, 2004 prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

The summary of our estimates of the proved net reserves attributable to the Trust as of December 31, 2004 are presented below:

	Santa Fe Energy Trust As of December 31, 2004
	Liquids (MBbls)	Gas (MMCF)	Estimated Future Net Cash Inflows (M$)	Present Value at 10% (M$)
Proved Net Developed and Undeveloped
Wasson ODC Royalty	755.5	0	28,646.1	24,992.8
Wasson Willard Royalty	0	0	0	0
Net Profits Royalties	857.3	5,199	66,251.7	41,818.8
Totals	1,612.8	5,199	94,897.8	66,811.6
Proved Net Developed
Wasson ODC Royalty	755.5	0	28,646.1	24,992.8
Wasson Willard Royalty	0	0	0	0
Net Profits Royalties	857.3	5,199	66,251.7	41,818.8
Totals	1,612.8	5,199	94,897.8	66,811.6

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

Reserve quantities are calculated differently for the Net Profits Royalties because such interests do not entitle the Trust to a specific quantity of oil or gas but to 90 percent of the Net Proceeds derived therefrom. Accordingly, there is no precise method of allocating estimates of the quantities of proved reserves attributable to the Net Profits Royalties between the interest held by the Trust and the interests to be retained by Devon. For purposes of this presentation, the proved reserves attributable to the Net Profits Royalties have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Royalties. Accordingly, the reserves presented for the Net Profits Royalties reflect quantities of oil and gas that are free of future costs or expenses based on the price and cost assumptions utilized in this report. The allocation of proved reserves of the Net Profits Properties between the Trust and Devon will vary in the future as relative estimates of future gross revenues and future net incomes vary. Furthermore, Devon requested that, for purposes of our report, the Net Profits Royalties be calculated beyond December 31, 2007, even though by the terms of the Trust Agreement the Net Profits Royalties will be sold by the Trustee on or about this date and a liquidating distribution of the sales proceeds from such sale would be made to holders of Trust Units.

Devon indicated that the conveyance of the Wasson Royalties to the Trust provides that the Trust may receive additional income from the Wasson ODC Unit through Support Payments through 2002, at which time the Support Payments terminated. Therefore, as of this report date, there is no further consideration of these support payments.

The “Liquid” reserves shown in this report are comprised of crude oil, condensate and natural gas liquids. Natural gas liquids comprise 1.3 percent of the Trust’s developed liquid reserves and 1.3 percent of the Trust’s developed and undeveloped liquid reserves. All hydrocarbon liquid reserves are expressed in standard 42 gallon barrels. All gas volumes are sales gas expressed in MMCF at the pressure and temperature bases of the area where the gas reserves are located. No attempt was made to quantify or otherwise account for any accumulated gas production imbalances that may exist.

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

(ii)        Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

(iii)    Estimates of proved reserves do not include the following:

(A)       oil that may become available from known reservoirs but is classified separately as “indicated additional reserves”;

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

Proved developed oil and gas reserves.   Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

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

Certain Staff Accounting Bulletins published subsequent to the promulgation of Regulation S-X have dealt with matters relating to the application of financial accounting and disclosure rules for oil and gas producing activities. In particular, the following interpretations extracted from Staff Accounting Bulletins set forth the Commission staff’s view on specific questions pertaining to proved oil and gas reserves.

Economic producibility of estimated proved reserves can be supported to the satisfaction of the Office of Engineering if geological and engineering data demonstrate with reasonable certainty that those reserves can be recovered in future years under existing economic and operating conditions. The relative importance of the many pieces of geological and engineering data which should be evaluated when classifying reserves cannot be identified in advance. In certain instances, proved reserves may be assigned to reservoirs on the basis of a combination of electrical and other type logs and core analyses which indicate the reservoirs are analogous to similar reservoirs in the same field which are producing or have demonstrated the ability to produce on a formation test. (extracted from SAB-35)

In determining whether “proved undeveloped reserves” encompass acreage on which fluid injection (or other improved recovery technique) is contemplated, is it appropriate to distinguish between (i) fluid injection used for pressure maintenance during the early life of a field and (ii) fluid injection used to effect secondary recovery when a field is in the late stages of depletion?. . . The Office of Engineering believes that the distinction identified in the above question may be appropriate in a few limited circumstances, such as in the case of certain fields in the North Sea. The staff will review estimates of proved reserves attributable to fluid injection in the light of the strength of the evidence presented by the registrant in support of a contention that enhanced recovery will be achieved. (extracted from SAB-35)

Companies should report reserves of natural gas liquids which are net to their leasehold interest, i.e., that portion recovered in a processing plant and allocated to the leasehold interest. It may be appropriate in the case of natural gas liquids not clearly attributable to leasehold interests ownership to follow instruction (b) of Item 2(b)(3) of Regulation S-K and report such reserves separately and describe the nature of the ownership. (extracted from SAB-35)

The staff believes that since coalbed methane gas can be recovered from coal in its natural and original location, it should be included in proved reserves, provided that it complies in all other respects with the definition of proved oil and gas reserves as specified in Rule 4-10(a)(2) including the requirement that methane production be economical at current prices, costs, (net of the tax credit) and existing operating conditions. (extracted from SAB-85)

Statements in Staff Accounting Bulletins are not rules or interpretations of the Commission nor are they published as bearing the Commission’s official approval; they represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

Because of the direct relationship between volumes of proved undeveloped reserves and development plans, we include in the proved undeveloped category only reserves assigned to undeveloped locations that we have been assured will definitely be drilled and reserves assigned to the undeveloped portions of secondary or tertiary projects which we have been assured will definitely be developed.

Revenue and Income Estimates

In accordance with the standardized measure criteria of SFAS 69, our estimates of future cash inflows, future costs, and future net cash inflows before income tax, as well as our estimated reserve quantities, as of December 31, 2004 are presented as follows.

	Santa Fe Energy Trust As of December 31, 2004
	Net Profits Royalties			Wasson
	Royalty Interests	Working Interests	Totals	ODC Royalties	Totals
Total Proved
Future Cash Inflows (M$)	6,652.7	59,599.0	66,251.7	31,111.6	97,363.3
Future Costs
Production (M$)	0	0	0	2,465.5	2,465.5
Development (M$)	0	0	0	0	0
Total Costs (M$)	0	0	0	2,465.5	2,465.5
Future Net Cash Inflows
Before Income Tax (M$)	6,652.7	59,599.0	66,251.7	28,646.1	94,897.8
Present Value at 10%
Before Income Tax (M$)	3,376.8	38,442.0	41,818.8	24,992.8	66,811.6
Proved Net Developed Reserves
Liquids (MBbls)	113.9	743.4	857.3	755.5	1,612.8
Gas (MMCF)	389	4,810	5,199	0	5,199
Proved Net Undeveloped Reserves
Liquids (MBbls)	0	0	0	0	0
Gas (MMCF)	0	0	0	0	0
Total Proved Net Reserves
Liquids (MBbls)	113.9	743.4	857.3	755.5	1,612.8
Gas (MMCF)	389	4,810	5,199	0	5,199

In the case of the Wasson ODC Royalty, the future cash inflows are gross revenues before any deductions. The production costs are based on current data and include production taxes and ad valorem taxes provided by Devon.

In the case of the Net Profits Royalties, the future cash inflows are, as described previously, after consideration of future costs or expenses based on the price and cost assumptions utilized in this report. Therefore, the future cash inflows are the same as the future net cash inflows.

Hydrocarbon Prices

Devon furnished us with hydrocarbon prices in effect at December 31, 2004 and with its forecasts of future prices which take into account SEC and FASB rules, current market prices, contract prices, and fixed and determinable price escalations where applicable.

In accordance with SFAS 69, December 31, 2004 market prices were determined using the daily oil price or daily gas sales price (“spot price”) adjusted for oilfield or gas gathering hub and wellhead price differences (e.g. grade, gravity, sulfur and BS&W) as appropriate, and as provided by Devon. In accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2004 were not considered in this report.

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

Development costs were furnished to us by Devon and are based on authorizations for expenditure for the proposed work or actual costs for similar projects. At the request of Devon, their estimate of zero abandonment costs after salvage value for onshore properties was used in this report. Ryder Scott has not performed a detailed study of the abandonment costs or the salvage value and makes no warranty for Devon’s estimate.

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

The estimates of reserves presented herein are based upon a detailed study of the properties in which the Trust has interests; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities that may exist nor were any costs included for potential liability to restore and clean up damages, if any, caused by past operating practices. Devon has informed us that they have furnished us all of the accounts, records, geological and engineering data and reports, and other data required for this investigation. The ownership interests, terms of the Trust, prices, taxes, costs, and other factual data furnished by Devon were accepted without independent verification. The estimates presented in this report are based on data available through July 2004.

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

Proceeds, Production and Average Prices

Reference is made to “Results of Operations” under Item 7 of this Form 10-K.

Assets

Reference is made to “—Description of the Treasury Obligations” and “—Description of the Royalty Properties” for information relating to the assets of the Trust.

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

Markets.   Production attributable to Devon’s royalty interest in the Wasson ODC Unit is marketed by Devon and is in some cases sold at the wellhead at market responsive prices that approximate spot oil prices for West Texas sour crude, and in other cases is traded at points within common carrier pipeline systems.

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

Federal Regulation of Gas.   The Net Profits Properties are subject to or affected by the jurisdiction of the Federal Energy Regulatory Commission (“FERC”) and the Department of Energy with respect to various aspects of oil and gas operations including marketing and production of oil and gas. Under the Natural Gas Act of 1938, the FERC regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. The FERC’s jurisdiction over interstate natural gas sales and transportation was substantially modified by the Natural Gas Policy Act of 1978 (the “NGPA”), under which the FERC continued to regulate the maximum selling prices of certain categories of gas sold in “first sales” in interstate and intrastate commerce. Effective January 1, 1993, however, the Natural Gas Wellhead Decontrol Act (the “Decontrol Act”) deregulated natural gas prices for all “first sales” of natural gas. Because “first sales” include typical wellhead sales by producers, all natural gas produced from the Net Profits Properties is being sold at market prices, subject to the terms of any private contracts that may be in effect. The FERC’s jurisdiction over interstate natural gas transportation was not affected by the Decontrol Act.

Sales of natural gas from the Net Profits Properties are affected by intrastate and interstate gas transportation regulation. Following the passage by Congress of the NGPA, the FERC adopted a series of regulatory changes that have significantly altered the transportation and marketing of natural gas. Beginning with the adoption of “open access” regulations in Order No. 436, issued in October 1985, these changes were intended by the FERC to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesale marketers of gas to the primary role of gas transporters. Through similar orders affecting intrastate pipelines that provide similar interstate services under the NGPA, the FERC expanded the impact of open access regulations to intrastate commerce.

In April 1992, the FERC issued Order No. 636 and a series of related orders, which, among other things, required interstate pipelines to “unbundle” their gas merchant services from their transportation services, thereby further enhancing their obligation to provide open-access transportation on a not unduly discriminatory basis for all natural gas shippers. All gas marketing by the pipelines was required to be provided upstream at the wellhead, and as a result most pipelines divested their merchant functions to a marketing affiliate, which operates separately from the transporter and can participate in downstream sales markets on a bundled basis, in direct competition with other gas merchants. Order No. 636 also established a mechanism that allows shippers to “release” their firm capacity to other shippers, either temporarily or permanently, when it is not needed by those shippers. Although Order No. 636 does not directly regulate production and marketing activities, it does affect how buyers and sellers gain access to the necessary transportation facilities and how natural gas is sold in the marketplace.

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

•       restricts the ability of pipelines to impose penalties for imbalances, overruns and non-compliance with operational flow orders; and

•       expands the opportunities for shippers to “segment” their capacity into multiple parts, and implements a number of new pipeline reporting requirements.

Order No. 637 also requires the FERC’s Staff to analyze whether the FERC should implement additional fundamental policy changes. These include whether to pursue performance-based or other non-cost based ratemaking techniques and whether the FERC should mandate greater standardization in terms and conditions of service across the interstate pipeline grid. Order No. 637 was largely affirmed by the courts, and most pipelines’ tariff filings to implement the requirements of Order No. 637 have been accepted by the FERC and placed into effect. Finally, in July 2002, the FERC commenced an inquiry into whether it should make changes to its policy of allowing pipelines in certain circumstances to charge “negotiated rates” for their services, including negotiated rates tied to various gas commodity market indices. In July 2003, the FERC reaffirmed the authority of pipelines to enter into negotiated rate transactions, but eliminated the right to use natural gas commodity price indices as a pricing mechanism for negotiated rates.

As a result of these changes, sellers and buyers of gas have gained direct access to the particular pipeline services they need and are better able to conduct business with a larger number of counterparties. Devon believes these changes generally have improved the access to markets for the gas from the Net Profits Properties while, at the same time, substantially increasing competition in the natural gas marketplace. It remains to be seen, however, what effect the FERC’s other activities will have on access to markets, the fostering of competition and the cost of doing business. Devon cannot predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on production and marketing of gas from the Net Profits Properties. Devon does not believe that it will be affected by any such new or different regulations materially differently than other sellers of natural gas with which it competes.

In the past, Congress has been very active in the area of gas regulation. However, as discussed above, the more recent trend has been in favor of deregulation, or “lighter handed” regulation, and the promotion of competition in the gas industry. There regularly are other legislative proposals pending in the Federal and state legislatures which, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on the production and marketing of gas from the Net Profits Properties. Similarly, and despite the trend toward federal deregulation of the natural gas industry, whether or to what extent that trend will continue, or what the ultimate effect will be on the production and marketing of gas from the Net Profits Properties, cannot be predicted. Again, Devon does not believe that it will be affected by any such new legislative proposals materially differently than any other sellers of natural gas with which it competes.

Federal Regulation of Petroleum.   Sales of oil and natural gas liquids from the Royalty Properties are not regulated and are at market prices. The price received from the sale of these products is affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. These regulations have generally been approved on judicial review. Every five years, the FERC will examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. The first such review took place in 2000, where the FERC concluded that the rate index reasonably reflected actual pipeline costs. Upon judicial review, the pipeline transportation rates established under the index were increased slightly. The next review is scheduled in July 2005. Another FERC proceeding that may impact oil pipeline transportation costs relates to an ongoing proceeding to determine whether and to what extent oil pipelines should be permitted to include in their transportation rates an allowance for income taxes attributable to non-corporate partnership interests.. Devon is not able to predict with certainty what effect, if any these federal regulations will have on it.

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

Environmental Regulation

General.   Activities on the Royalty Properties are subject to existing Federal, state and local laws and regulations governing environmental quality, pollution control and requiring consistency with applicable coastal zone management plans. Devon cannot predict what effect this or additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from operations on the Royalty Properties could have on the Trust. Environmental matters generally have an effect on the Trust only to the extent of revenues attributable to the Trust’s interests in the Royalty Properties. If the Trust were held not to be an “express trust,” a Holder could be jointly and severally liable under the environmental laws for operations or contamination on the Royalty Properties.

Solid and Hazardous Waste.   The Royalty Properties include numerous properties that have produced oil and gas for many years. Hydrocarbons or other solid wastes may have been disposed or released on or under the Royalty Properties. State and Federal laws applicable to oil and gas wastes and properties have become increasingly stringent. Under these laws, Devon or an operator of the Royalty Properties could be required to remove or remediate previously disposed wastes or property contamination (including groundwater contamination) to perform remedial plugging operations to prevent future contamination and/or to compensate government agencies for damage to natural resources.

The operators of the Royalty Properties generate wastes that are subject to the Federal Resource Conservation and Recovery Act and comparable state statutes. These laws limit the disposal options for hazardous wastes. Federal and state agencies also regularly evaluate the potential adoption of more stringent disposal standards for nonhazardous wastes. Furthermore, it is anticipated that additional wastes (which could include certain wastes generated by oil and gas operations) will be designated as “hazardous wastes”, which are subject to more rigorous and costly disposal requirements.

Superfund.   The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the owner and operator of a site and companies that disposed or arranged for the disposal of the hazardous substance found at a site. CERCLA authorizes the EPA and certain third parties to take actions in response to hazardous substance releases and to seek to recover from the responsible classes of persons the costs of such action. In the course of their operations, the operators of the Royalty Properties have generated and will generate wastes that may fall within CERCLA’s definition of “hazardous substances.” Devon or the operators of the Royalty Properties may be responsible under CERCLA or related state laws for all or part of the costs to clean up sites at which such wastes have been disposed, as well as for damages for injury to natural resources.

Oil Spills.   The federal Oil Pollution Act of 1990 (“OPA”) and implementing federal regulations impose a variety of obligations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The term “waters of the United States” has been broadly defined to include inland water bodies, including wetlands and intermittent streams. The OPA assigns liability to each responisble party for oil removal costs and a variety of public and private damages.

Discharge of Pollutants.   The Federal Water Pollution Control Act and implementing federal regulations and permits, govern the discharge of certain contaminants into waters of the United States, including the discharge of fill material into wetlands. Sanctions for failure to comply strictly with the Clean Water Act are generally resolved by payment of fines and correction of any identified deficiencies. However, regulatory agencies may also require the cessation of construction or operation of certain facilities that are the source of unauthorized water discharges or the restoration of wetlands that have been improperly filled. Devon or the operators of the Royalty Properties could incur liability under these laws.

Air Emissions.   The operators of the Royalty Properties are subject to Federal, state and local regulations concerning the control of emissions from sources of air pollution. Administrative enforcement actions for failure to comply strictly with air regulations or permits are generally resolved by payment of a monetary penalty and correction of any identified deficiencies. Alternatively, regulatory agencies could require the operators to forego construction or operation of certain air pollution emission sources. Devon or the operators of the Royalty Properties could incur liability under these laws.

OSHA.   The operators of the Royalty Properties are subject to the requirements of the Federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and similar state statutes require an operator to organize information about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local government authorities and local citizens. Devon or the operators of the Royalty Properties could incur liability under these laws.

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

Item 4.                        Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the Holders during the year ended December 31, 2004.

PART II

Item 5.                        Market for Registrant’s Unit, Related Holder Matters and Issuer Purchases of Units.

The Depositary Units are traded on the New York Stock Exchange under ticker symbol SFF. The high and low sales prices and distributions for each quarter in the years ended December 31, 2003 and 2004 were as follows (in dollars):

	Sales Prices		Distribution
	Low	High	Paid
2003:
First Quarter	$22.35	$24.48	$1.29361 (a)
Second Quarter	22.85	26.11	0.67301
Third Quarter	25.10	27.45	0.75075
Fourth Quarter	26.00	28.28	0.67684
2004:
First Quarter	$27.25	$30.50	$0.71784
Second Quarter	26.30	30.21	0.68670
Third Quarter	27.50	31.45	0.76869
Fourth Quarter	28.25	34.47	0.93712

(a)           Includes proceeds from the sale of Net Profits Properties of $4.6 million or $0.72565 per Trust Unit.

At February 14, 2005, the 6,300,000 Depositary Units outstanding were held by 235 holders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6.                        Selected Financial Data.

	2004	2003	2002	2001	2000
	(thousands, except per unit data)
Year Ended December 31:
Total Royalties	$20,364	$22,193	$11,659	$19,011	$16,229
Distributable Cash	19,595	21,383	11,135	18,422	15,702
Distributable Cash per Trust Unit	3.11035	3.39421	1.76729	2.92414	2.49244
At December 31:
Investment in Royalty Interests, net	$7,191	$9,905	$13,137	$16,951	$21,057
Trust Corpus	7,296	10,029	13,175	17,007	21,093

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Trust’s ability to pay expenses primarily depends on receipt of royalty income. Devon may, at its sole discretion and without obligation to do so, advance funds to the Trust to enable the Trust to pay expenses. The Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that any such borrowings are repaid in full prior to making further distributions to Holders. As of December 31, 2004, Devon has no outstanding advances to the Trust.

Results of Operations

The Trust’s results of operations are dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties.

Since, on an equivalent basis, the majority of the Trust’s proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust’s revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other oil producing countries. In addition, a substantial portion of the Trust’s revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust’s weighted average crude oil sales price per Bbl (excluding the effect of Support Payments and recoupments) for 2004, 2003 and 2002 was $32.49, $27.87 and $21.82, respectively.

Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust’s weighted average price per Mcf for natural gas in 2004, 2003 and 2002 was $5.04, $4.56 and $2.64, respectively.

Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payments of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the first quarter of 2005 reflects revenues received and costs and expenses paid by Devon in the fourth quarter of

2004. On February 28, 2005, the Trust made a cash distribution of $5.8 million, or $0.92772 per Trust Unit, to unitholders of record on February 14, 2005.

	Year Ended December 31,			First Quarter
	2004	2003	2002	2005
				(Unaudited)
Volumes and Prices
Oil Volumes (Bbls):
Wasson ODC Royalty	296,800	282,000	259,600	74,900
Wasson Willard Royalty(1)	12,000	51,200	63,900	—
Net Profits Royalties	191,794	170,918	159,046	47,075
Gas Volumes (Mcf):
Net Profits Royalties	1,378,071	1,428,824	1,410,944	408,521
Oil Average Prices ($/Bbl):
Wasson ODC Royalty	$34.41	$28.68	$22.92	$42.61
Wasson Willard Royalty(1)	28.50	28.52	22.76	—
Net Profits Royalties	29.77	26.32	19.63	39.62
Gas Average Prices ($/Mcf):
Net Profits Royalties	5.04	4.56	2.64	5.10
Cash Proceeds and Distributable Cash (in thousands of dollars, except as noted)
Wasson ODC Royalty:
Sales	$10,213	$8,089	$5,951	$3,191
Operating Expenses	(718)	(532)	(449)	(219)
	9,495	7,557	5,502	2,972
Wasson Willard Royalty(1):
Sales	342	1,460	1,454	—
Operating Expenses	(10)	(59)	(99)	—
	332	1,401	1,355	—
Net Profits Royalties:
Sales	12,657	11,074	6,865	3,950
Proceeds From the Sale of Property	—	4,572	187	—
Operating Expenses	(2,323)	(2,272)	(2,147)	(898)
Capital (Expenditures) Recoveries	203	(139)	(103)	(6)
	10,537	13,235	4,802	3,046
Total Royalties	20,364	22,193	11,659	6,018
Administrative Fee to Devon	(294)	(285)	(274)	(74)
Payment Received	20,070	21,908	11,385	5,944
Cash Withheld for Trust Expenses	(475)	(525)	(250)	(100)
Distributable Cash	$19,595	$21,383	$11,135	$5,844
Distributable Cash Per Unit	$3.11035	$3.39421	$1.76729	$0.92772

(1)          2004 production, sales and operating expenses for the Wasson Willard Unit are related to calendar year 2003 operations. These are the last production, sales and operating expenses the Trust will report since the Trust’s conveyed ownership in the Wasson Willard Unit terminated on December 31, 2003.

Sales increased $2.6 million from 2003 to 2004. Sales increased $2.3 million and $0.6 million, respectively, due to a $4.62 per barrel increase in the average price of oil from $27.87 per barrel in 2003 to $32.49 per barrel in 2004, and a $0.48 per Mcf increase in the average gas price from $4.56 per Mcf in 2003 to $5.04 per Mcf in 2004. A production decrease of approximately 12,000 barrels of oil equivalent from 2003 to 2004 caused sales to decrease $0.3 million. The decrease was mainly due to the termination of the Trust’s conveyed ownership in the Wasson Willard Unit partially offset by production increases for the Wasson ODC Royalty and the Net Profits Royalties.

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

Proceeds from the sale of property were $4.6 million in 2003 and $0.2 million in 2002 due to the sale of certain Net Profits Properties in those years.

Operating expenses increased $0.2 million both from 2003 to 2004 and from 2002 to 2003. These increases were primarily related to timing of payments and an increase in production taxes as a result of the increase in oil and gas revenues.

Proceeds from the Net Profits Properties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital recoveries in 2004 were $203,000. Capital expenditures in 2003 and 2002 totaled $139,000 and $103,000, respectively.

Cash withheld for trust expenses remained essentially flat from 2003 to 2004. Cash withheld for trust expenses increased $0.3 million from 2002 to 2003. This change was primarily related to timing of payments and an increase in fees from external tax accountants and attorneys.

Critical Accounting Policies

The financial statements of the Trust are prepared on the cash basis of accounting for revenues and expenses. Royalty income is recorded when received (generally during the quarter following the end of the quarter in which the income from the Royalty Properties is received by Devon) and is net of any cash basis exploration and development expenditures and amounts reserved for any future exploration and development costs. Expenses of the Trust, which will include accounting, engineering, legal, and other professional fees, Trustee fees, and an administrative fee paid to Devon and out-of-pocket expenses are recognized when paid. Under accounting principles generally accepted in the United States of America, revenues and expenses would be recognized on an accrual basis. Amortization of the Trust’s investment in Royalty Interest is recorded using the unit-of-production method in the period in which the cash is received with respect to such production; therefore, a statement of cash flows is not presented.

The Trust’s use of cash basis accounting is based upon the focus of the Trust’s operations to distribute available cash to unit holders on a quarterly basis.

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

See Item 15 for the Exhibits and Financial Statement Schedules.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a.                 Controls and Procedures.

Disclosure Controls and Procedures

The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Devon to JPMorgan Chase Bank, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

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

•       Under the terms of the Trust Agreement, the Trustee is entitled to, and in fact does rely, upon certain experts in good faith, including (i) the independent reserve engineer with respect to the annual reserve report and (ii) the independent registered public accounting firm with respect to audits of financial data provided by Devon and working interest owners. The Trustee makes no independent or direct verification of this financial information. The conveyances also restrict access to and the review of confidential data provided by Devon and working interest owners. While the Trustee has no reason to believe its reliance upon experts is unreasonable, this reliance on experts and restricted access to information may be viewed as a weakness.

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

Internal Control Over Financial Reporting

On or before May 2, 2005, Registrant will file an amendment to this annual report on Form 10-K, that will include management’s annual report on internal controls over financial reporting, and the related attestation report of the registered public accounting firm on management’s assessment of internal control over financial reporting, as required by Item 308 of Regulation S-K under the Securities Exchange Act of 1934.

Item 9b.                 Other Information.

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

None.

Item 14.                 Principal Accountant Fees and Services.

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional services firms and related fees are granted by the Trustee.

Audit Fees

Aggregate fees billed for the annual audit and quarterly reviews for each of the years ended December 31, 2004 and 2003 for professional services rendered by KPMG LLP were $140,000 and $84,000, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

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

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders

of the Santa Fe Energy Trust

We have audited the accompanying statements of assets and trust corpus of the Santa Fe Energy Trust as of December 31, 2004 and 2003, and the related statements of cash proceeds and distributable cash and changes in trust corpus for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, these financial statements have been prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Santa Fe Energy Trust as of December 31, 2004 and 2003, and the cash proceeds and distributable cash and the changes in trust corpus for each of the years in the three-year period ended December 31, 2004, on the basis of accounting described in Note 2.

KPMG LLP
Oklahoma City, Oklahoma
March 8, 2005

SANTA FE ENERGY TRUST
STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH
(in thousands, except per unit data)

	Year Ended December 31,
	2004	2003	2002
Royalty income:
ODC royalty	$9,495	$7,557	$5,502
Willard royalty	332	1,401	1,355
Net profits royalty	10,537	13,235	4,802
Total royalties	20,364	22,193	11,659
Administrative fee to Devon Energy Corporation	(294)	(285)	(274)
Cash withheld for trust expenses	(475)	(525)	(250)
Distributable cash	$19,595	$21,383	$11,135
Distributable cash per trust unit	$3.11035	$3.39421	$1.76729
Trust units outstanding	6,300	6,300	6,300

STATEMENTS OF ASSETS AND TRUST CORPUS
(in thousands, except unit data)

	December 31,
	2004	2003
ASSETS
Current assets—cash	$105	$174
Investment in royalty interests, at cost	87,276	87,276
Less: accumulated amortization	(80,085)	(77,371)
	7,191	9,905
Total assets	$7,296	$10,079
LIABILITIES AND TRUST CORPUS
Current liabilities—advance from Devon Energy Corporation	$—	$50
Trust corpus, 6,300,000 trust units issued and outstanding	7,296	10,029
Total liabilities and trust corpus	$7,296	$10,079

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(in thousands)

Balance at December 31, 2001	$17,007
Cash proceeds	11,385
Cash distributions	(11,135)
Trust expenses	(268)
Amortization of royalty interests	(3,814)
Balance at December 31, 2002	13,175
Cash proceeds	21,908
Cash distributions	(21,383)
Trust expenses	(439)
Amortization of royalty interests	(3,232)
Balance at December 31, 2003	10,029
Cash proceeds	20,070
Cash distributions	(19,595)
Trust expenses	(494)
Amortization of royalty interests	(2,714)
Balance at December 31, 2004	$7,296

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
NOTES TO FINANCIAL STATEMENTS

(1)   The Trust

Santa Fe Energy Trust (the “Trust”) was formed on October 22, 1992, with JPMorgan Chase Bank, N.A., formerly The Chase Manhattan Bank, successor by merger to Chase Bank of Texas, National Association formerly Texas Commerce Bank, National Association, as trustee (the “Trustee”), to acquire and hold certain royalty interests (the “Royalty Interests”) in certain properties (the “Royalty Properties”) conveyed to the Trust by Devon Energy Production Company, L.P. (“Devon”), successor by merger to Devon SFS Operating, Inc., formerly Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. Through December 31, 2003, the Royalty Interests consisted of two term royalty interests in two production units in the Wasson field in west Texas (the “Wasson Royalties”) and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in 11 states (the “Net Profits Royalties”). On December 31, 2003, the term on the royalty interest in one of the Wasson production units terminated. The Royalty Interests are passive in nature and the Trustee has no control over or responsibility relating to the operation of the Royalty Properties. The Trust will be liquidated on February 15, 2008 (the “Liquidation Date”).

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

For calendar quarters ended on or prior to December 31, 2002, the Trust received additional royalty payments (“Support Payments”) from Devon to the extent it needed such payments to distribute $0.38 per Trust Unit per quarter. On August 28, 2001, and as required by the Trust Agreement, the Trust released its Net Profits Royalty interest in certain Net Profits Properties in connection with the sale by Devon of these properties. The Trust received 90% of the net proceeds from this sale, $1.6 million, in the fourth quarter 2001 distribution. As a result of this sale and the sale of certain Net Profits Properties in 1999, there was a proportionate reduction of the Minimum Quarterly Royalty from $0.40 per Depositary Unit to $0.38 per Depositary Unit and a proportionate reduction in the distribution per Depositary Unit over which Devon was entitled to recoup Support Payments from $0.45 per Depositary Unit to $0.43 per Depositary Unit.

SANTA FE ENERGY TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

(3)   The Royalty Interests (Continued)

Such Support Payments were limited to Devon’s remaining royalty interest in the Wasson ODC Unit. If such Support Payments were received, certain proceeds otherwise payable to the Trust in subsequent quarters were reduced to recoup the amount of such Support Payments. From inception through the end of 2002, the Trust received Support Payments totaling $4.5 million. Devon recouped all such payments.

(4)   Distributions to Trust Unit Holders

The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

	Royalty Payment		Distributions
	Received		Amount	Per Trust Unit
	(in thousands, except per unit data)
2004
First quarter	$4,622		$4,522	$0.71784
Second quarter	4,427		4,327	0.68670
Third quarter	5,067		4,842	0.76869
Fourth quarter	5,954		5,904	0.93712
	$20,070		$19,595	$3.11035
2003
First quarter	$8,199	(a)	$8,149	$1.29361
Second quarter	4,389		4,239	0.67301
Third quarter	4,906		4,731	0.75075
Fourth quarter	4,414		4,264	0.67684
	$21,908		$21,383	$3.39421
2002
First quarter	$3,024		$2,924	$0.46411
Second quarter	2,444	(b)	2,394	0.38000
Third quarter	2,759	(c)	2,709	0.43000
Fourth quarter	3,158	(d)	3,108	0.49318
	$11,385		$11,135	$1.76729

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

SUPPLEMENTAL INFORMATION TO FINANCIAL STATEMENTS (UNAUDITED)

Oil and Gas Reserves

The following table sets forth changes in the Royalty Interests’ proved oil and gas reserves (all located in the United States) for each of the three years ended December 31, 2004. The year-end reserves were prepared by Ryder Scott Company, L.P., independent petroleum consultants. Proved reserve quantities for each of the Wasson Royalties are calculated by multiplying the net revenue interest attributable to each of the Wasson Royalties in effect for a given year by the total volume amount of oil estimated to be economically recoverable from the respective production units. Proved reserves as of December 31, 2004 and 2003 do not include any reserves for the Willard Royalty. Reserve quantities are calculated differently for the Net Profits Royalties because such interests do not entitle the Trust to a specific quantity of oil or gas but to the Net Proceeds derived therefrom. Proved reserves attributable to the Net Profits Royalties are calculated by deducting from estimated quantities of oil and gas reserves an amount of oil and gas sufficient, if sold at the prices used in preparing the reserve estimates for the Net Profits Royalties, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Royalties. Accordingly, the reserves presented for the Net Profits Royalties reflect quantities of oil and gas that are free of future costs or expenses if the price and cost assumptions set forth in the applicable reserve report occur.

The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flows are estimates only, and do not purport to reflect realizable values or fair market values of the Trust’s reserves. It is emphasized that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

	Crude Oil and Liquids (MBbls)	Natural Gas (MMcf)
	(Unaudited)
Proved reserves at December 31, 2001	2,277	5,389
Revisions of previous estimates	287	4,707
Sales of minerals-in-place	(175)	(2,033)
Production	(474)	(1,352)
Proved reserves at December 31, 2002	1,915	6,711
Revisions of previous estimates	397	932
Production	(511)	(1,411)
Proved reserves at December 31, 2003	1,801	6,232
Revisions of previous estimates	301	414
Production	(489)	(1,447)
Proved reserves at December 31, 2004	1,613	5,199
Proved developed reserves at December 31,
2001	2,277	5,389
2002	1,915	6,711
2003	1,801	6,232
2004	1,613	5,199

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

The information presented relates to the operations of the Royalty Properties for the calendar years ended December 31, 2004, 2003 and 2002. Proceeds from the sales of production were received by the Trust during the second, third and fourth quarters of the year indicated and the first quarter of the subsequent year.

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

The information presented with respect to estimated future net revenues and cash flows and the present value thereof is not intended to represent the fair value of oil and gas reserves. Actual future sales prices and production and development costs may vary significantly from those in effect at December 31, 2004, 2003 and 2002 and actual future production may not occur in the periods or amounts projected. This information is presented to allow a reasonable comparison of reserve values prepared using standardized measurement criteria and should be used only for that purpose.

The standardized measure of discounted future net cash flows from the Royalty Interests’ proved oil and gas reserve quantities at December 31, 2004, 2003 and 2002 are presented in the following table (in thousands of dollars):

	December 31,
	2004	2003	2002
	(Unaudited)
Future cash inflows	$97,364	$90,954	$86,517
Future production costs	2,466	2,529	3,346
Net future cash flows	94,898	88,425	83,171
Discount at 10% for timing of cash flows	(28,086)	(29,332)	(25,140)
Standardized measure of discounted future net cash flows for proved reserves	$66,812	$59,093	$58,031

The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands of dollars):

	2004	2003	2002
	(Unaudited)
Balance at beginning of year	$59,093	$58,031	$36,003
Production, net of related property taxes(a)	(21,689)	(18,645)	(12,014)
Sales of minerals-in-place	—	—	(3,052)
Net changes in prices and costs	10,640	3,433	24,194
Revisions of previous estimates	12,653	10,653	9,063
Interest factor-accretion of discount	6,115	5,621	3,837
	7,719	1,062	22,028
Balance at end of year	$66,812	$59,093	$58,031

(a)           Relates to the operations of the Royalty Properties for the calendar years ended December 31, 2004, 2003 and 2002. The proceeds related to such operations were received by the Trust during the second, third and fourth quarters of the year indicated and the first quarter of the subsequent year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March, 2005.

SANTA FE ENERGY TRUST
By	JPMORGAN CHASE BANK, N.A. TRUSTEE
By	/s/ MIKE ULRICH
Mike Ulrich
Vice President and Trust Officer

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