Form 10-K/A
period 2004-12-31
SANTA FE ENERGY TRUST
filed 2005-04-29
CIK 893486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 1-11450

Santa Fe Energy Trust

(Exact name of registrant as specified in its charter)

Texas	76-6081498
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

JPMorgan Chase Bank, N.A., Trustee Worldwide Security Services 700 Lavaca Austin, Texas	78701
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 479-2562

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Depositary Units, Evidenced by Secure Principal Energy Receipts	New York Stock Exchange

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

On June 30, 2004, the last business day of the most recently completed second fiscal quarter for registrant, the aggregate market value of the 6,300,000 outstanding Depositary Units held by non-affiliates of the registrant was $180,999,000 based on the closing sales price of $28.73 per unit on June 30, 2004.

Depositary Units outstanding at February 14, 2005—6,300,000

Documents Incorporated By Reference:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Form 10-K of Santa Fe Energy Trust (the “Trust”, “we”, “our”, or “us”) for the year ended December 31, 2004 (the “Form 10-K”), which was originally filed on March 15, 2005, is being filed to include Trustee’s Annual Report on Internal Controls over Financial Reporting and the associated Independent Registered Public Accounting Firm’s report. ITEM 9A. “CONTROLS AND PROCEDURES” has been amended to include these reports and Item 15 has been amended to reflect the filing of the relevant exhibits with this Amendment and no other sections were affected. This Amendment is filed pursuant to Securities and Exchange Commission Release No. 34-50754, which provides an extension for the filing of these items.

This Amendment does not affect the original financial statements or footnotes as originally filed. This Amendment does not reflect events occurring after the original filing of the Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below.

Item 9a. Controls and Procedures.

Disclosure Controls and Procedures

JPMorgan Chase Bank, N.A., formerly The Chase Manhattan Bank, successor by merger to Chase Bank of Texas, National Association, formerly Texas Commerce Bank National Association (the “Trustee” or “JPMorgan Chase Bank”), maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Devon Energy Production Company, L.P. (“Devon”),  to JPMorgan Chase Bank, N.A. as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trust’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the controls and procedures are generally effective, subject to the limitations on disclosure controls and procedures as set forth below.

Due to the contractual arrangements of (i) the Trust Agreement of Santa Fe Energy Trust between Devon and JPMorgan Chase Bank, N.A. (the “Trust Agreement”) and (ii) Devon’s conveyances of the Royalty Interests to the Trust regarding information furnished by the working interest owners, there may be certain weaknesses that are not subject to change or modification by the Trustee or its employees. Devon operates only a small number of the Royalty Properties and is not expected to be able to significantly influence the operations or future development of the Royalty Properties that are royalty interests or that consist of relatively small working interests. Such operations will generally be controlled by persons unaffiliated with the Trustee and Devon. Devon, however, owns a working interest in the Wasson ODC Unit and may be able to exercise some influence, though not control, over unit operations. The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

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

•      Under the terms of the Trust Agreement, the Trustee is entitled to, and in fact does rely, upon certain experts in good faith, including the independent reserve engineer with respect to the annual reserve report. The conveyances also restrict access to and the review of confidential data provided by Devon and working interest owners. While the Trustee has no reason to believe its reliance upon experts is unreasonable, this reliance on experts and restricted access to information may be viewed as a weakness.

The Trustee does not intend to expand its responsibilities beyond those permitted or required by the Trust Agreement.

Changes in Internal Controls

To the knowledge of the Trustee, there have not been any changes in the Trust’s internal control over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal controls of Devon and the working interest owners.

TRUSTEE’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

JPMorgan Chase Bank, N.A. (the “Trustee”), of Santa Fe Energy Trust is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).

Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Under the supervision and with the participation of the Trustee, the Trustee conducted an evaluation to assess the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2004 based upon criteria set forth in the framework Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Trustee’s assessment, the Trustee believes that, as of December 31, 2004, the Trust’s internal control over financial reporting is effective.

The Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm. Their audit opinion on our assessment of internal control over financial reporting is on page 3 of this filing.

SANTA FE ENERGY TRUST

by JPMorgan Chase Bank, N.A., Trustee

By:	/s/ Mike Ulrich
Mike Ulrich
Vice President and Trust Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders

of the Santa Fe Energy Trust

We have audited the Trustee’s assessment, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting, that Santa Fe Energy Trust maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee of Santa Fe Energy Trust is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Trustee’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating the Trustee’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Trustee’s assessment that Santa Fe Energy Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Santa Fe Energy Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and trust corpus of the Santa Fe Energy Trust as of December 31, 2004 and 2003, and the related statements of cash proceeds and distributable cash and changes in trust corpus for each of the years in the three-year period ended December 31, 2004, and our report dated March 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Oklahoma City, Oklahoma
April 25, 2005

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)   Financial Statements

See Index to the Consolidated Financial Statements and Supplementary Information in Part IV of the Form 10-K as originally filed.

(a)(2)   Schedules

Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere in the Form 10-K as originally filed.

(a)(3)     Exhibits

(Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

		SEC File or Registration Number	Exhibit Number
3(a)*	Form of Trust Agreement of Santa Fe Energy Trust	33-51760	3.1
4(a)*	Form of Custodial Deposit Agreement	33-51760	4.2
4(b)*	Form of Secure Principal Energy Receipt (included as Exhibit A to Exhibit 4(a))	33-51760	4.1
10(a)*	Form of Net Profits Conveyance (Multi-State)	33-51760	10.1
10(b)*	Form of Wasson Conveyance	33-51760	10.2
10(c)*	Form of Louisiana Mortgage	33-51760	10.3
31	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, previously filed with original From 10-K on March 15, 2005.	001-11450	32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of April, 2005.

SANTA FE ENERGY TRUST

By	JPMORGAN CHASE BANK, N.A., TRUSTEE

By	/s/ Mike Ulrich
Mike Ulrich Vice President and Trust Officer

The Registrant, Santa Fe Energy Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

Exhibit Index

		SEC File or Registration Number	Exhibit Number
3(a)*	Form of Trust Agreement of Santa Fe Energy Trust	33-51760	3.1
4(a)*	Form of Custodial Deposit Agreement	33-51760	4.2
4(b)*	Form of Secure Principal Energy Receipt (included as Exhibit A to Exhibit 4(a))	33-51760	4.1
10(a)*	Form of Net Profits Conveyance (Multi-State)	33-51760	10.1
10(b)*	Form of Wasson Conveyance	33-51760	10.2
10(c)*	Form of Louisiana Mortgage	33-51760	10.3
31	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, previously filed with original From 10-K on March 15, 2005.	001-11450	32

*                                         Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.