Form 10-Q
period 2005-03-31
SANTA FE ENERGY TRUST
filed 2005-05-09
CIK 893486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Yes ☒  No ☐

Depository Units outstanding at March 31, 2005—6,300,000

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited)
(In thousands, except per unit data)

	Three Months Ended March 31,
	2005	2004
Royalty income
ODC royalty	$2,972	$1,918
Willard royalty	—	332
Net profits royalty	3,046	2,444
Total royalties	6,018	4,694
Administrative fee to Devon Energy Corporation	(74)	(72)
Cash withheld for trust expenses	(100)	(100)
Distributable cash	$5,844	$4,522
Distributable cash per trust unit	$0.92772	$0.71784
Trust units outstanding	6,300	6,300

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands, except unit data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets—cash	$7	$105
Investment in royalty interests, at cost	87,276	87,276
Less: accumulated amortization	(80,639)	(80,085)
	6,637	7,191
Total assets	$6,644	$7,296
LIABILITIES AND TRUST CORPUS
Trust corpus, 6,300,000 trust units issued and outstanding	6,644	7,296
Total liabilities and trust corpus	$6,644	$7,296

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
Three Months Ended March 31, 2005 and 2004
(In thousands)

Balance at December 31, 2003	$10,029
Cash proceeds	4,622
Cash distributions	(4,522)
Trust expenses	(162)
Amortization of royalty interests	(664)
Balance at March 31, 2004	$9,303
Balance at December 31, 2004	$7,296
Cash proceeds	5,944
Cash distributions	(5,844)
Trust expenses	(198)
Amortization of royalty interests	(554)
Balance at March 31, 2005	$6,644

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1. The Trust

The financial statements at March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) that are, in the opinion of Devon Energy Corporation, necessary for a fair presentation of the financial position and cash proceeds and distributable cash of the Santa Fe Energy Trust for the interim periods.

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

SANTA FE ENERGY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

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

Note 3. The Royalty Interests

The Wasson Royalties consist of interests conveyed out of Devon’s royalty interest in the Wasson ODC Unit (the “ODC Royalty”) and the Wasson Willard Unit (the “Willard Royalty”). On December 31,

SANTA FE ENERGY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

2003, the term on the royalty interest in the Wasson Willard Unit terminated. The first quarter of 2004 was the last quarter in which production from the Wasson Willard Unit was received. The ODC Royalty entitles the Trust to receive quarterly royalty payments with respect to 12.3934% of the actual gross oil production from the Wasson ODC Unit, subject to certain quarterly limitations set forth in the conveyance agreement, for the period from November 1, 1992 to December 31, 2007. The Willard Royalty entitled the Trust to receive quarterly royalty payments with respect to 6.8355% of the actual gross oil production from the Wasson Willard Unit, subject to certain quarterly limitations set forth in the conveyance agreement, for the period from November 1, 1992 to December 31, 2003.

The Net Profits Royalties entitle the Trust to receive, on a quarterly basis, 90% of the net proceeds, as defined in the conveyance agreement, from the sale of production from the properties subject to the conveyance agreement. The Net Profits Royalties are not limited in term, although the Trustee is required to sell such royalties prior to the Liquidation Date.

Note 4. Distribution to Trust Unit Holders

The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

	Royalty
	Payment	Distributions
	Received	Amount	Per Trust Unit
	(in thousands, except per unit data)
2004
First quarter	$4,622	$4,522	$0.71784
Second quarter	4,427	4,327	0.68670
Third quarter	5,067	4,842	0.76869
Fourth quarter	5,954	5,904	0.93712
	$20,070	$19,595	3.11035
2005
First quarter	$5,944	$5,844	$0.92772

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

Trust expenses include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and other out-of-pocket expenses. The Trust’s ability to pay expenses primarily depends on receipt of royalty income. Devon may, at its sole discretion and without obligation to do so, advance funds to the Trust to enable the Trust to pay expenses. The Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that any such borrowings are repaid in full prior to making further distributions to Holders. As of March 31, 2005, Devon has no outstanding advances to the Trust.

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

Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other oil producing countries. In addition, a substantial portion of the Trust’s revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust’s weighted average crude oil sales price for the first quarter of 2005 was $41.45 per barrel compared with $27.58 per barrel for the same period in 2004. Crude oil prices with respect to the Trust’s results in the second quarter of 2005 averaged $42.41 per barrel.

Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust’s weighted average price for natural gas in the first quarter of 2005 was $5.10 per Mcf compared with $4.44 per Mcf in the first quarter of 2004. Natural gas prices with respect to the Trust’s results in the second quarter of 2005 averaged $5.83 per Mcf.

Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the second quarter of 2005 reflects revenues received and costs and expenses paid by Devon in the first quarter of 2005. On May 31, 2005, the Trust will make a cash distribution of $5.7 million, or $0.90372 per Trust Unit, to unitholders of record on May 13, 2005.

	Three Months Ended March 31,		Second Quarter
	2005	2004	2005
Volumes and Prices
Oil volumes (Bbls):
Wasson ODC royalty	74,900	72,100	66,400
Wasson Willard royalty(1)	—	12,000	—
Net profits royalties	47,075	49,824	42,110
Gas volumes (Mcf):
Net profits royalties	408,521	339,304	353,718
Oil average prices ($/Bbl):
Wasson ODC royalty	$42.61	$28.50	$44.65
Wasson Willard royalty(1)	—	28.50	—
Net profits royalty	39.62	26.04	38.88
Gas average prices ($/Mcf):
Net profits royalties	$5.10	$4.44	$5.83
Cash Proceeds and Distributable Cash (in thousands, except per unit data)
Wasson ODC royalty:
Sales	$3,191	$2,055	$2,965
Operating expenses	(219)	(137)	(142)
	2,972	1,918	2,823
Wasson Willard royalty(1):
Sales	—	342	—
Operating expenses	—	(10)	—
	—	332	—
Net profits royalty:
Sales	3,950	2,803	3,698
Operating expenses	(898)	(551)	(688)
Capital (expenditures) recoveries	(6)	192	(12)
	3,046	2,444	2,998
Total royalties	6,018	4,694	5,821
Administrative fee to Devon	(74)	(72)	(77)
Payment received	5,944	4,622	5,744
Cash withheld for trust expenses	(100)	(100)	(50)
Distributable cash	$5,844	$4,522	$5,694
Distributable cash per unit	$0.92772	$0.71784	$0.90372

(1)          First quarter 2004 production, sales and operating expenses for the Wasson Willard Unit are related to calendar year 2003. These are the last production, sales and operating expenses the Trust will report since the Trust’s conveyed ownership in the Wasson Willard Unit terminated on December 31, 2003.

Sales increased $1.9 million from the first quarter of 2004 to the first quarter of 2005. Sales increased $2.0 million due to a $13.87 per barrel increase in the average price of oil from $27.58 per barrel in the 2004 quarter to $41.45 per barrel in the 2005 quarter and due to a $0.66 per Mcf increase in the average gas price from $4.44 per Mcf in the first quarter of 2004 to $5.10 in the first quarter of 2005. Production on a barrels of oil equivalent (“Boe”) basis from the first quarter of 2004 to the first quarter of 2005 was essentially flat, causing sales to decrease $0.1 million.

Sales decreased $0.5 million from the first quarter of 2005 to the second quarter of 2005. A production decrease of approximately 23,000 Boe in the second quarter of 2005, as compared to the first quarter of 2005, caused sales to decrease by $0.9 million. The decrease in production was due to timing of receipts, natural production declines and an 8,500 barrel reduction in the Wasson ODC royalty due to certain quarterly limitations set forth in the conveyance agreement. This was partially offset by an increase in sales of $0.4 million due to a $0.73 per Mcf increase in the average gas price from $5.10 per Mcf in the first quarter of 2005 to $5.83 per Mcf in the second quarter of 2005 as well as a $0.96 per barrel increase in the average price of oil from $41.45 per barrel in the first quarter of 2005 to $42.41 per barrel in the second quarter of 2005.

Operating expenses increased $0.4 million from the first quarter of 2004 to the first quarter of 2005 primarily related to increased ad valorem taxes and well workover activity. Operating expenses decreased $0.3 million from the first quarter of 2005 to the second quarter of 2005 primarily due to timing of ad valorem taxes. Operating expenses may fluctuate from quarter to quarter due to the timing of payments.

Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures were $6,000 for the first quarter of 2005 compared to capital recoveries of $192,000 in the first quarter of 2004. Capital expenditures were $12,000 for the second quarter of 2005.

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

Due to the contractual arrangements of (i) the Trust Agreement and (ii) Devon’s conveyances of the Royalty Interests to the Trust regarding information furnished by the working interest owners, there are certain weaknesses that are not subject to change or modification by the Trustee or its employees. Devon operates only a small number of the Royalty Properties and is not expected to be able to significantly influence the operations or future development of the Royalty Properties that are royalty interests or that consist of relatively small working interests. Such operations will generally be controlled by persons unaffiliated with the Trustee and Devon. Devon, however, owns working interests in the Wasson ODC Unit and may be able to exercise some influence, though not control, over unit operations. The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

•       The working interest owners alone control (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures, (iii) geological data relating to reserves and (iv) projected production. Neither the Trustee nor Devon (to the extent Devon is not also the working interest owner) controls this information, and they rely entirely on the working interest owners to provide accurate and timely information when requested for use in the Trust’s reports.

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

Changes in Internal Controls.   To the knowledge of the Trustee, there have not been any changes in the Trust’s internal control over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal controls of Devon and the working interest owners.

PART II

OTHER INFORMATION

Items 1, 2, 3, 4 & 5 of Part II are not applicable and have been omitted.

Item 6. Exhibits

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of May, 2005.

SANTA FE ENERGY TRUST
(Registrant)
By	JPMORGAN CHASE BANK, N.A., TRUSTEE
By	/s/ MIKE ULRICH
Mike Ulrich
Vice President and Trust Officer

Date: May 9, 2005

The Registrant, Santa Fe Energy Trust, has no principal or chief executive officer, principal or chief financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.