Form 10-Q
period 2005-06-30
SANTA FE ENERGY TRUST
filed 2005-08-08
CIK 893486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11450

SANTA FE ENERGY TRUST

(Exact name of registrant as specified in its charter)

Texas	76-6081498
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
JPMorgan Chase Bank, N.A., Trustee Institutional Trust Services Austin, 700 Lavaca Texas 78701 (Address of principal offices, including Zip Code)

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

Yes ☒  No ☐

Depository Units outstanding at June 30, 2005—6,300,000

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited)
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Royalty income:
ODC royalty	$2,823	$2,276	$5,795	$4,194
Willard royalty	—	—	—	332
Net profits royalty	2,998	2,225	6,044	4,669
Total royalties	5,821	4,501	11,839	9,195
Administrative fee to Devon Energy Corporation	(77)	(74)	(151)	(146)
Cash withheld for trust expenses	(50)	(100)	(150)	(200)
Distributable cash	$5,694	$4,327	$11,538	$8,849
Distributable cash per trust unit	$0.90372	$0.68670	$1.83144	$1.40454
Trust units outstanding	6,300	6,300	6,300	6,300

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands, except unit data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets—cash	$80	$105
Investment in royalty interests, at cost	87,276	87,276
Less: accumulated amortization	(81,120)	(80,085)
	6,156	7,191
Total assets	$6,236	$7,296
LIABILITIES AND TRUST CORPUS
Current liabilities—advance from Devon Energy Corporation	$300	—
Trust corpus, 6,300,000 trust units issued and outstanding	5,936	7,296
Total liabilities and trust corpus	$6,236	$7,296

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
Six Months Ended June 30, 2005 and 2004
(In thousands)

Balance at December 31, 2003	$10,029
Cash proceeds	9,049
Cash distributions	(8,849)
Trust expenses	(354)
Amortization of royalty interests	(1,278)
Balance at June 30, 2004	$8,597
Balance at December 31, 2004	$7,296
Cash proceeds	11,688
Cash distributions	(11,538)
Trust expenses	(475)
Amortization of royalty interests	(1,035)
Balance at June 30, 2005	$5,936

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1. The Trust

The financial statements at June 30, 2005 and for the three-month and six-month periods ended June 30, 2005 and 2004 are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) that are, in the opinion of Devon Energy Corporation, necessary for a fair presentation of the financial position and cash proceeds and distributable cash of the Santa Fe Energy Trust for the interim periods.

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

Note 4. Distribution to Trust Unit Holders

The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

	Royalty
	Payment	Distributions
	Received	Amount	Per Trust Unit
	(in thousands, except per unit data)
2004
First quarter	$ 4,622	$ 4,522	$ 0.71784
Second quarter	4,427	4,327	0.68670
Third quarter	5,067	4,842	0.76869
Fourth quarter	5,954	5,904	0.93712
	$ 20,070	$ 19,595	3.11035
2005
First quarter	$ 5,944	$ 5,844	$ 0.92772
Second quarter	$ 5,744	$ 5,694	$ 0.90372

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

Trust expenses include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and other out-of-pocket expenses. The Trust’s ability to pay expenses primarily depends on receipt of royalty income. Devon may, at its sole discretion and without obligation to do so, advance funds to the Trust to enable the Trust to pay expenses. The Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that any such borrowings are repaid in full prior to making further distributions to Holders. As of June 30, 2005, there was an outstanding advance to the Trust from Devon Energy Corporation of $300,000.

Results of Operations

The Trust’s results of operations are dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties. Since, on an equivalent basis, the majority of the Trust’s proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust’s revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other oil producing countries. In addition, a substantial portion of the Trust’s revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust’s weighted average crude oil sales price for the second quarter of 2005 was $42.41 per barrel compared with $30.97 per barrel for the same period in 2004. Crude oil prices with respect to the Trust’s results in the third quarter of 2005 averaged $42.88 per barrel. The Trust’s weighted average crude oil sales price for the first six months of 2005 was $41.90 per barrel compared with $29.20 per barrel for the same period of 2004.

Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust’s weighted average price for natural gas in the second quarter of 2005 was $5.83 per Mcf compared with $4.85 per Mcf for the same period in 2004. Natural gas prices with respect to the Trust’s results in the third quarter of 2005 averaged $5.72 per Mcf. The Trust’s weighted average price for natural gas in the first six months of 2005 was $5.44 per Mcf compared with $4.63 per Mcf for the same period of 2004.

Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the third quarter of 2005 reflects revenues received and costs and expenses paid by Devon in the second quarter of 2005. On August 31, 2005, the Trust will make a cash distribution of $8.3 million, or $1.32023 per Trust Unit, to unitholders of record on August 15, 2005.

	Three Months Ended June 30,		Six Months Ended June 30,		Third Quarter
	2005	2004	2005	2004	2005
Volumes and Prices
Oil volumes (Bbls):
Wasson ODC royalty	66,400	74,900	141,300	147,000	66,400
Wasson Willard royalty(1)	—	—	—	12,000	—
Net profits royalties	42,110	47,376	89,185	97,200	58,992
Gas volumes (Mcf):
Net profits royalties	353,718	317,414	762,239	656,718	329,763
Oil average prices ($/Bbl):
Wasson ODC royalty	$44.65	$32.71	$43.57	$30.64	$46.79
Wasson Willard royalty(1)	—	—	—	28.50	—
Net profits royalty	38.88	28.23	39.27	27.10	38.47
Gas average prices ($/Mcf):
Net profits royalties	$5.83	$4.85	$5.44	$4.63	$5.72
Cash Proceeds and Distributable Cash (in thousands, except per unit data)
Wasson ODC royalty:
Sales	$2,965	$2,450	$6,156	$4,505	$3,107
Operating expenses	(142)	(174)	(361)	(311)	(149)
	2,823	2,276	5,795	4,194	2,958
Wasson Willard royalty(1):
Sales	—	—	—	342	—
Operating expenses	—	—	—	(10)	—
	—	—	—	332	—
Net profits royalty:
Sales	3,698	2,875	7,648	5,678	4,156
Proceeds from property sales	—	—	—	—	2,354
Operating expenses	(688)	(637)	(1,586)	(1,188)	(653)
Capital (expenditures) recoveries	(12)	(13)	(18)	179	(71)
	2,998	2,225	6,044	4,669	5,786
Total royalties	5,821	4,501	11,839	9,195	8,744
Administrative fee to Devon Energy Corporation	(77)	(74)	(151)	(146)	(76)
Payment received	5,744	4,427	11,688	9,049	8,668
Cash withheld for trust expenses	(50)	(100)	(150)	(200)	(350)
Distributable cash	$5,694	$4,327	$11,538	$8,849	$8,318
Distributable cash per unit	$0.90372	$0.68670	$1.83144	$1.40454	$1.32023

(1)          Six months ended June 30, 2004 production, sales and operating expenses for the Wasson Willard Unit are related to calendar year 2003. These are the last production, sales and operating expenses the Trust will report since the Trust’s conveyed ownership in the Wasson Willard Unit terminated on December 31, 2003.

Sales increased $1.3 million from the second quarter of 2004 to the second quarter of 2005. Sales increased $1.6 million due to an $11.44 per barrel increase in the average price of oil from $30.97 per barrel in the 2004 quarter to $42.41 per barrel in the 2005 quarter and due to a $0.98 per Mcf increase in the average gas price during the same period. A decrease in the second quarter 2005’s production of approximately 7,700 barrels of oil equivalent (“Boe”) caused sales to decrease $0.3 million.

Sales increased $3.3 million from the first half of 2004 to the first half of 2005. Sales increased $3.5 million due to a $12.70 per barrel increase in the average price of oil from $29.20 per barrel in the first half of 2004 to $41.90 per barrel in the first half of 2005 and due to an $0.81 per Mcf increase in the average gas price from $4.63 in the first half of 2004 to $5.44 during the first half of 2005. A decrease in first half 2005’s production of approximately 8,100 Boe caused sales to decrease by $0.2 million. This decrease was due mainly to the termination of the Trust’s conveyed ownership in the Wasson Willard Unit.

Sales increased $0.6 million from the second quarter of 2005 to the third quarter of 2005 due to an increase in production of approximately 12,900 Boe. The increase was primarily due to an increase in production from the Net Profits Royalty properties. The $0.47 per barrel increase in the average price of oil from $42.41 per barrel in the second quarter of 2005 to $42.88 per barrel in the third quarter of 2005 and the $0.11 per Mcf decrease in the average gas price from $5.83 in the second quarter of 2005 to $5.72 in the third quarter of 2005 did not have a significant effect on the change in sales.

Proceeds from the sales of property were $2.4 million during the third quarter of 2005 due to the sale of certain Net Profits Royalty properties in the period. As a result of the property divestitures, it is expected that production will decrease in the fourth quarter of 2005.

Operating expenses remained essentially flat from the second quarter of 2004 to the second quarter of 2005 and from the second quarter of 2005 to the third quarter of 2005. Operating expenses increased $0.4 million from the first half of 2004 to the first half of 2005. Operating expenses may fluctuate from quarter to quarter due to the timing of payments.

Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures were $12,000, $13,000, $18,000 and $71,000 for the second quarter of 2005, the second quarter of 2004, the six months ended 2005 and the third quarter of 2005, respectively. Capital recoveries were $179,000 for the six months ended 2004.

Cash withheld for trust expenses increased $250,000 from the second quarter of 2005 to the third quarter of 2005 to repay advances from Devon Energy Corporation.

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

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Devon from the working interest owners to JPMorgan Chase Bank, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trust’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

Due to the contractual arrangements of (i) the Trust Agreement and (ii) Devon’s conveyances of the Royalty Interests to the Trust regarding information furnished by the working interest owners, the Trustee relies on (A) information provided directly by the working interest owners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, (B) information from Devon, including information that is collected by Devon from the working interest owners, and (C) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. Neither the Trustee, the Trust nor the Holders will be able to influence or control the operation or future development of the Royalty Properties. See Item 1 “Business—Other Matters” in the Trust’s Form 10-K for the year ended December 31, 2004 for a description of certain risks relating to these arrangements and reliance.

Changes in Internal Controls. To the knowledge of the Trustee, there have not been any changes in the Trust’s internal control over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal controls of Devon and the working interest owners.

PART II

OTHER INFORMATION

Items 1, 2, 3, 4 & 5 of Part II are not applicable and have been omitted.

Item 6.                        Exhibits

(a)           Exhibits

		SEC File or Registration Number	Exhibit Number
3(a)*	Form of Trust Agreement of Santa Fe Energy Trust	33-51760	3.1
4(a)*	Form of Custodial Deposit Agreement	33-51760	4.2
4(b)*	Form of Secure Principal Energy Receipt (included as Exhibit A to Exhibit 4(a))	33-51760	4.1
10(a)*	Form of Net Profits Conveyance (Multi-State)	33-51760	10.1
10(b)*	Form of Wasson Conveyance	33-51760	10.2
10(c)*	Form of Louisiana Mortgage	33-51760	10.3
31	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
32	Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

*                    Indicates exhibit previously filed with the SEC as indicated and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August, 2005.

SANTA FE ENERGY TRUST
(Registrant)
By	JPMORGAN CHASE BANK, N.A., TRUSTEE
By
Mike Ulrich
Vice President and Trust Officer

Date: August 8, 2005

The Registrant, Santa Fe Energy Trust, has no principal or chief executive officer, principal or chief financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.