Form 10-Q
period 2005-09-30
SANTA FE ENERGY TRUST
filed 2005-11-04
CIK 893486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Depository Units outstanding at September 30, 2005—6,300,000

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Royalty income:
ODC royalty	$2,958	$2,459	$8,753	$6,653
Willard royalty	—	—	—	332
Net profits royalty	5,786	2,682	11,830	7,351
Total royalties	8,744	5,141	20,583	14,336
Administrative fee to Devon Energy Corporation	(76)	(74)	(227)	(220)
Cash withheld for trust expenses	(350)	(225)	(500)	(425)
Distributable cash	$8,318	$4,842	$19,856	$13,691
Distributable cash per trust unit	$1.32023	$0.76869	$3.15167	$2.17323
Trust units outstanding	6,300	6,300	6,300	6,300

STATEMENTS OF ASSETS AND TRUST CORPUS
(In thousands, except unit data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets—cash	$55	$105
Investment in royalty interests, at cost	87,276	87,276
Less: accumulated amortization	(81,646)	(80,085)
	5,630	7,191
Total assets	$5,685	$7,296
TRUST CORPUS
Trust corpus, 6,300,000 trust units issued and outstanding	$5,685	$7,296

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
Nine Months Ended September 30, 2005 and 2004
(In thousands)

Balance at December 31, 2003	$10,029
Cash proceeds	14,116
Cash distributions	(13,691)
Trust expenses	(426)
Amortization of royalty interests	(1,912)
Balance at September 30, 2004	$8,116
Balance at December 31, 2004	$7,296
Cash proceeds	20,356
Cash distributions	(19,856)
Trust expenses	(550)
Amortization of royalty interests	(1,561)
Balance at September 30, 2005	$5,685

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1. The Trust

The financial statements at September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and 2004 are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) that are, in the opinion of Devon Energy Corporation, necessary for a fair presentation of the financial position and cash proceeds and distributable cash of the Santa Fe Energy Trust for the interim periods.

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

Note 4. Distribution to Trust Unit Holders

The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

	Royalty
	Payment	Distributions
	Received	Amount	Per Trust Unit
	(in thousands, except per unit data)
2004:
First quarter	$4,622	$4,522	$0.71784
Second quarter	4,427	4,327	0.68670
Third quarter	5,067	4,842	0.76869
Fourth quarter	5,954	5,904	0.93712
Total	$20,070	$19,595	$3.11035
2005:
First quarter	$5,944	$5,844	$0.92772
Second quarter	5,744	5,694	0.90372
Third quarter	8,668	8,318	1.32023
Total through third quarter	$20,356	$19,856	$3.15167

SANTA FE ENERGY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 5. Oil and Gas Property Divestitures

Included in Net Profits Royalty income for the three and nine month periods ended September 30, 2005 are proceeds of $2.4 million ($0.37372 per unit) received for the sale of certain Net Profits Royalties.

Note 6. Commitments and Contingencies

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

Trust expenses include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and other out-of-pocket expenses. The Trust’s ability to pay expenses primarily depends on receipt of royalty income. Devon may, at its sole discretion and without obligation to do so, advance funds to the Trust to enable the Trust to pay expenses. The Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that any such borrowings are repaid in full prior to making further distributions to Holders. As of September 30, 2005, there were no outstanding advances to the Trust from Devon Energy Corporation.

Results of Operations

The Trust’s results of operations are dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties. Since, on an equivalent basis, the majority of the Trust’s proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust’s revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other oil producing countries. In addition, a substantial portion of the Trust’s revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust’s weighted average crude oil sales price for the third quarter of 2005 was $42.88 per barrel compared with $33.83 per barrel for the same period in 2004. Crude oil prices with respect to the Trust’s results in the fourth quarter of 2005 averaged $54.11 per barrel. The Trust’s weighted average crude oil sales price for the first nine months of 2005 was $42.25 per barrel compared with $30.68 per barrel for the same period of 2004.

Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust’s weighted average price for natural gas in the third quarter of 2005 was $5.72 per Mcf compared with $5.25 per Mcf for the same period in 2004. Natural gas prices with respect to the Trust’s results in the fourth quarter of 2005 averaged $6.11 per Mcf. The Trust’s weighted average price for natural gas in the first nine months of 2005 was $5.52 per Mcf compared with $4.86 per Mcf for the same period of 2004.

Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues, proceeds from property sales and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the fourth quarter of 2005 reflects revenues received and costs and expenses paid by Devon in the third quarter of 2005. On November 30, 2005, the Trust will make a cash distribution of $5.3 million, or $0.84909 per Trust Unit, to unitholders of record on November 15, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,		Fourth Quarter
	2005	2004	2005	2004	2005
Volumes and Prices
Oil volumes (Bbls):
Wasson ODC royalty	66,400	74,900	207,700	221,900	66,400
Wasson Willard royalty(1)	—	—	—	12,000	—
Net profits royalties	58,992	46,161	148,177	143,361	35,209
Gas volumes (Mcf):
Net profits royalties	329,763	368,353	1,092,002	1,025,071	194,271
Oil average prices ($/Bbl):
Wasson ODC royalty	$46.79	$35.43	$44.60	$32.26	$58.63
Wasson Willard royalty(1)	—	—	—	28.50	—
Net profits royalty	38.47	31.23	38.95	28.43	45.57
Gas average prices ($/Mcf):
Net profits royalties	$5.72	$5.25	$5.52	$4.86	$6.11
Cash Proceeds and Distributable Cash (in thousands, except per unit data)
Wasson ODC royalty:
Sales	$3,107	$2,653	$9,263	$7,158	$3,893
Operating expenses	(149)	(194)	(510)	(505)	(185)
	2,958	2,459	8,753	6,653	3,708
Wasson Willard royalty(1):
Sales	—	—	—	342	—
Operating expenses	—	—	—	(10)	—
	—	—	—	332	—
Net profits royalty:
Sales	4,156	3,376	11,804	9,054	2,800
Proceeds from property sales	2,354	—	2,354	—	—
Operating expenses	(653)	(686)	(2,239)	(1,874)	(529)
Capital (expenditures) recoveries	(71)	(8)	(89)	171	(453)
	5,786	2,682	11,830	7,351	1,818
Total royalties	8,744	5,141	20,583	14,336	5,526
Administrative fee to Devon Energy Corporation	(76)	(74)	(227)	(220)	(77)
Payment received	8,668	5,067	20,356	14,116	5,449
Cash withheld for trust expenses	(350)	(225)	(500)	(425)	(100)
Distributable cash	$8,318	$4,842	$19,856	$13,691	5,349
Distributable cash per unit	$1.32023	$0.76869	$3.15167	$2.17323	$0.84909

(1)          Nine months ended September 30, 2004 production, sales and operating expenses for the Wasson Willard Unit are related to calendar year 2003. These are the last production, sales and operating expenses the Trust will report since the Trust’s conveyed ownership in the Wasson Willard Unit terminated on December 31, 2003.

Sales increased $1.2 million from the third quarter of 2004 to the third quarter of 2005. Sales increased $1.3 million due to a $9.05 per barrel increase in the average price of oil from $33.83 per barrel in the 2004 quarter to $42.88 per barrel in the 2005 quarter and due to a $0.47 per Mcf increase in the average gas price from $5.25 in the 2004 quarter to $5.72 in the 2005 quarter. A production decrease of approximately 2,100 barrels of oil equivalent (“Boe”) in the third quarter of 2005 caused sales to decrease $0.1 million.

Sales increased $4.5 million from the first nine months of 2004 to the first nine months of 2005. Sales increased $4.8 million due to a $11.57 per barrel increase in the average price of oil from $30.68 per barrel in the first nine months of 2004 to $42.25 per barrel in the first nine months of 2005 and due to an $0.66 per Mcf increase in the average gas price from $4.86 in the first nine months of 2004 to $5.52 during the first nine months of 2005. A decrease in the first nine months production of approximately 10,200 Boe caused sales to decrease by $0.3 million. This production decrease was due mainly to the termination of the Trust’s conveyed ownership in the Wasson Willard Unit.

Sales decreased $0.6 million from the third quarter of 2005 to the fourth quarter of 2005. Sales decreased $1.8 million due to a decrease in production of approximately 46,300 Boe. The production decrease was primarily due to the sale of certain Net Profits Royalties in the third quarter of 2005. Sales increased $1.2 million due to an $11.23 per barrel increase in the average price of oil from $42.88 per barrel in the third quarter to $54.11 per barrel in the fourth quarter and due to a $0.39 per Mcf increase in the average gas price from $5.72 in the third quarter to $6.11 in the fourth quarter.

Proceeds from the sales of property were $2.4 million during the third quarter of 2005 due to the sale of certain Net Profits Royalties in the period.

Operating expenses decreased $0.1 million from the third quarter of 2004 to the third quarter of 2005 and from the third quarter of 2005 to the fourth quarter of 2005. Operating expenses increased $0.4 million from the first nine months of 2004 to the first nine months of 2005 primarily due to increases in recurring lease operating expenses and ad valorem taxes. Operating expenses may fluctuate from quarter to quarter due to the timing of payments.

Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures were $71,000, $8,000, $89,000 and $453,000 for the third quarter of 2005, the third quarter of 2004, the nine months ended 2005 and the fourth quarter of 2005, respectively. Capital recoveries were $171,000 for the nine months ended 2004. The increase in capital expenditures from the third quarter of 2005 to the fourth quarter of 2005 is primarily due to increased recompletion activity.

Cash withheld for trust expenses decreased $250,000 from the third quarter of 2005 to the fourth quarter of 2005 because the third quarter included cash withheld for the repayment of advances from Devon Energy Corporation.

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

Changes in Internal Controls. To the knowledge of the Trustee, there have not been any changes in the Trust’s internal control over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal controls of Devon and the working interest owners.

PART II
OTHER INFORMATION

Items 1, 2, 3, 4 & 5 of Part II are not applicable and have been omitted.

Item 6.                        Exhibits

(a)           Exhibits

			SEC File or Registration Number	Exhibit Number
3(a)	*	Form of Trust Agreement of Santa Fe Energy Trust	33-51760	3.1
4(a)	*	Form of Custodial Deposit Agreement	33-51760	4.2
4(b)	*	Form of Secure Principal Energy Receipt (included as Exhibit A to Exhibit 4(a))	33-51760	4.1
10(a)	*	Form of Net Profits Conveyance (Multi-State)	33-51760	10.1
10(b)	*	Form of Wasson Conveyance	33-51760	10.2
10(c)	*	Form of Louisiana Mortgage	33-51760	10.3
31		Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32		Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*                    Indicates exhibit previously filed with the SEC as indicated and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the   th day of November, 2005.

SANTA FE ENERGY TRUST
(Registrant)

By	JPMORGAN CHASE BANK, N.A., TRUSTEE

MIKE ULRICH
Vice President and Trust Officer

Date: November 4, 2005

The Registrant, Santa Fe Energy Trust, has no principal or chief executive officer, principal or chief financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.