Form 10-K
period 2005-12-31
SANTA FE ENERGY TRUST
filed 2006-03-16
CIK 893486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11450

Santa Fe Energy Trust

(Exact name of Registrant as Specified in its Charter)

Texas	76-6081498
(State or Other Jurisdiction Incorporation or Organization)	(I.R.S. Employer Identification No.)
JPMorgan Chase Bank, N.A., Trustee
Institutional Trust Services
700 Lavaca
Austin, Texas	78701
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 852-1422

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Depositary Units, Evidenced by Secure Principal Energy Receipts	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the outstanding Depositary Units held by non-affiliates of the Registrant as of June 30, 2005, was $242,487,000 based on the closing sales price of $38.49 per unit.

On February 28, 2006, 6,300,000 Depositary Units were outstanding.

Documents incorporated by reference:

None.

Certain Definitions

As used herein, the following terms have the meanings indicated: “Bbl” means barrel, “MBbls” means thousand barrels, “Mcf” means thousand cubic feet and “MMcf” means million cubic feet. Natural gas volumes are converted to “barrels of oil equivalent” using the ratio of six Mcf of natural gas to one barrel of crude oil.

PART I

Item 1.                        Business.

DESCRIPTION OF THE TRUST

The Santa Fe Energy Trust (the “Trust”), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, JPMorgan Chase Bank, N.A., formerly The Chase Manhattan Bank, successor by merger to Chase Bank of Texas, National Association, formerly Texas Commerce Bank National Association (the “Trustee” or “JPMorgan Chase Bank”), 700 Lavaca, Austin, Texas 78701. The telephone number of the Trust is (800) 852-1422. On our web site, located at “www.businesswire.com/cnn/sff.htm”, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our web site are available free of charge.

The Trust will terminate on or before February 15, 2008. The Trust was formed pursuant to an Organizational Trust Agreement dated as of October 22, 1992. Effective November 19, 1992, the Organizational Trust Agreement was amended and restated by the Trust Agreement of Santa Fe Energy Trust between Devon Energy Production Company, L.P. (“Devon”), successor by merger to Devon SFS Operating, Inc., formerly Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. and JPMorgan Chase Bank (the “Trust Agreement”). Under the terms of the Trust Agreement, Devon conveyed royalty interests in certain oil and gas properties to the Trust. In exchange for the conveyance of such royalty interests, the Trust issued 6,300,000 units of undivided beneficial interest (“Trust Units”). The Trust Units and the Treasury Obligations (hereinafter defined) were deposited with JPMorgan Chase Bank, as depositary (the “Depositary”), in exchange for 6,300,000 Depositary Units (hereinafter defined). Each Depositary Unit consists of beneficial ownership of one Trust Unit and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation (“Treasury Obligation”) maturing on February 15, 2008 (“Liquidation Date”). The Depositary Units are evidenced by Secure Principal Energy Receipts (“SPERs”), which are issued and transferable only in denominations of 50 Depositary Units or an integral multiple thereof. The Depositary Units are traded on the New York Stock Exchange under the symbol SFF.

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

The Trust is a grantor trust formed by Devon to hold royalty interests in certain oil and gas properties owned by Devon (the “Royalty Properties”). Through December 31, 2003, the principal asset  of the Trust consisted of (i) two term royalty interests (the Wasson ODC Royalty and the Wasson Willard Royalty; collectively, the “Wasson Royalties”) conveyed to the Trust out of Devon’s royalty interests in two production units (the Wasson ODC Unit and the Wasson Willard Unit) in the Wasson Field, and (ii) a net profits royalty interest (the “Net Profits Royalties”) conveyed to the Trust out of Devon’s royalty interests and working interests in a diversified portfolio of oil and gas properties (the “Net Profits Properties”) located in 11 states (collectively, the “Royalty Interests”). The Trust’s conveyed ownership in the Wasson Willard Unit, as well as the Wasson Willard Royalty, terminated on December 31, 2003. As of December 31, 2005 and December 31, 2004, respectively, the principal asset of the Trust consisted of the Wasson ODC Royalty and the Net Profits Royalties. As of December 31, 2005, the Net Profits Royalties conveyed to the Trust were located in seven states.

The terms of the Trust Agreement provide, among other things, that: (1) the Trust cannot acquire any asset other than the Royalty Interests or engage in any business or investment activity of any kind whatsoever, except that cash being held by the Trustee as a reserve for liabilities or for distribution at the next distribution date will be placed in bank accounts or certificates; (2) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge assets of the Trust to secure payment of the borrowing; (3) the Trustee will receive the payments attributable to the Royalty Interests and pay all expenses, liabilities and obligations of the Trust; (4) the Trustee will make quarterly distributions to Holders of cash available for distribution in February, May, August and November of each year; (5) the Trustee is not required to make business decisions affecting the Trust Units or the Trust assets, but under certain circumstances, the Trustee may be required to approve or disapprove an extraordinary transaction affecting the Trust and the Holders; and (6) the Trust will terminate on or prior to the Liquidation Date. The discussion of terms of the Trust Agreement contained herein is qualified in its entirety by reference to the Trust Agreement itself, which is an exhibit to this Form 10-K and is available upon request from the Trustee.

The Trustee is paid an annual fee of approximately $136,000. The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. Trustee fees and Trust administrative expenses totaled $612,000, $494,000 and $439,000 in 2005, 2004 and 2003, respectively, although such costs could be more or less in subsequent periods depending on future events. In addition, the Trust paid Devon an annual fee of $304,000, $294,000 and $285,000 in 2005, 2004 and 2003, respectively. Such fee will increase by 3.5% per year, payable quarterly, to reimburse Devon for overhead expenses.

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

“Royalty Production” for the Wasson Willard Royalty was defined as 6.8355% of the lesser of (i) the actual number of gross barrels of oil produced for such quarter from the Wasson Willard Unit and (ii) the applicable maximum quarterly gross production limitation. The Trust’s conveyed ownership in the Wasson Willard Unit, as well as the Wasson Willard Royalty which was approximately $1.4 million in 2003, terminated on December 31, 2003, with final distribution made in the first quarter of 2004.

Average Per Barrel Price.   The “Average Per Barrel Price” with respect to the Wasson Royalties for any calendar quarter generally means (a) the aggregate revenues received by Devon for such quarter from the sale of oil production from its royalty interest in the Wasson Field production unit to which the particular Wasson Royalty relates less certain actual costs for such quarter which consist of post-

production costs (including gathering, transporting, separating, processing, treatment, storing and marketing charges), costs of litigation concerning title to or operations of the Wasson Royalties, severance taxes, ad valorem taxes, excise taxes (including windfall profits taxes, if any), sales taxes and other similar taxes imposed upon the reserves or upon production, delivery or sale of such production, costs of audits, insurance premiums and amounts reserved for the foregoing, divided by (b) the aggregate number of barrels produced for such quarter from its royalty interest in the Wasson Field production unit to which the particular Wasson Royalty relates.

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

Other Matters

Payments to the Trust are attributable to the sale of depleting assets. Thus, the reserves attributable to the Royalty Properties are expected to decline over time. Based on the estimated production volumes in the Reserve Report (hereinafter defined), on a barrel of oil equivalent basis, the oil and gas production from proved reserves attributable to the Trust in the year preceding the Liquidation Date is expected to be approximately 61% of the oil and gas production attributable to the Trust in 2005. Sales of properties would reduce this percentage further.

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

The deposited Trust Units and Treasury Obligations are held solely for the benefit of the Holders and do not constitute assets of the Depositary or the Trust. The Depositary has no power to assign, transfer, pledge or otherwise dispose of any of the Trust Units or Treasury Obligations, except as described under “Possible Divestiture of Depositary Units and Trust Units.”

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

Distributions

The Trustee determines for each calendar quarter during the term of the Trust the amount of cash available for distribution to holders of Depositary Units and the Trust Units evidenced thereby. Such amount (the “Quarterly Distribution Amount”) is equal to the excess, if any, of the cash received by the Trust from the Royalty Interests then held by the Trust during such quarter, plus any other cash receipts of the Trust during such quarter, over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payments of contingent or future obligations of the Trust. Based on industry practice and the payment procedures relating to the Net Profits Royalties, cash received by the Trustee in a particular quarter from the Net Profits Royalties generally represents proceeds from sales of production for the three months ending two months prior to the end of such quarter with respect to gas, and one month prior to the end of such quarter with respect to oil. For example, the royalty income received by the Trust for the fourth calendar quarter with respect to gas is attributable to production in the months of August, September and October (for which Devon would have received payment from the purchasers in October, November and December, respectively). Since proceeds from the sale of production from the Wasson ODC Unit are received within one month of production, payments in respect of the Wasson ODC Royalty are made for production from the calendar quarter to which the Quarterly Distribution Amount relates. The Quarterly Distribution Amount for each quarter is payable to Holders of Depositary Units of record on the 45th day following each calendar quarter (or the next succeeding business day following such day if such day is not a business day) or such later date as the Trustee determines is required to comply with legal or stock exchange requirements (the “Quarterly Record Date”). The Trustee distributes cash to the Holders within two months after the end of each calendar quarter to each person who was a Holder of Depositary Units of record on a Quarterly Record Date.

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

Termination and Liquidation of the Trust

The Trust will terminate and the Net Profits Royalties are to be sold on or prior to the Liquidation Date. Holders of record as of the business day next proceeding the Liquidation Date will be entitled to receive a terminating distribution with respect to each Depositary Unit equal to a pro rata portion of the net proceeds from the sale of the Net Profits Royalties (to the extent not previously distributed) and a pro rata portion of the proceeds from the matured Treasury Obligations. Under the Trust Agreement, Devon has a right of first refusal to purchase any of the Royalty Interests at fair market value, or if applicable, the offered third-party price, prior to the Liquidation Date.

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

Treatment of Trust Units

Because the Trust is treated as a grantor trust for tax purposes, each Holder is treated as purchasing and owning directly an interest in the Royalty Interests. The purchaser of a Depositary Unit is required to allocate the portion of his total purchase price allocated to the Trust Unit among the Royalty Interests in the proportion that the fair market value of each of the Royalty Interests bears to the total fair market value of all of the Royalty Interests. For purposes of making this allocation, the Royalty Interests include the Wasson ODC Royalty, the Net Profits Royalties and, when applicable, the Wasson Willard Royalty. Information regarding purchase price allocations is furnished to Holders by the Trustee.

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

The allowance for depletion with respect to a property is determined annually and is the greater of cost depletion or, if allowable, percentage depletion. Percentage depletion is generally available to “independent producers” (generally persons who are not substantial refiners or retailers of oil or gas or their primary products) on the equivalent of 1,000 barrels of production per day. Percentage depletion is a statutory allowance generally equal to 15% of the gross income from production from a property, subject to a net income limitation which is 100% of the taxable income from the property, computed without regard to depletion deductions and certain loss carrybacks. For tax years beginning after December 31, 1997, and before January 1, 2006, the 100% of taxable income limitation on percentage depletion does not apply to “marginal production.”  Additionally, the percentage depletion rate for “marginal production” is adjusted annually and is generally greater than 15%. Marginal production includes (i) ”stripper well property,” generally defined as a domestic crude oil or natural gas property producing 15 barrel equivalents or less per day per well, and (ii) ”heavy oil,” generally defined as domestic crude oil produced from any property if such crude oil had a weighted average gravity of 20 degrees API or less. The depletion deduction attributable to percentage depletion for a taxable year is limited to 65% of the taxpayer’s taxable income for the year before allowance of “independent producers” percentage depletion and certain loss carrybacks. Unlike cost depletion, percentage depletion is not limited to the adjusted tax basis of the property, although it reduces such adjusted tax basis (but not below zero).

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

Prior to the enactment of the American Jobs Creation Act of 2004, certain types of entities were required to register with the IRS as “tax shelters,” based on a perception that those entities might claim tax benefits that were unwarranted. The Trust registered as a tax shelter under such prior law. The American

Jobs Creation Act of 2004 repealed the tax shelter registration requirement and replaced it with a regime that requires reporting, and may require registration, of certain “reportable transactions.”  See “Reportable Transactions” below. It is not anticipated that the Trust will engage in any reportable transactions. Nevertheless, the likelihood that the Trust or a Holder will be audited may be higher because the Trust registered as a tax shelter under prior law, and might be increased if the Trust were to participate in a reportable transaction. Any such audit might lead to tax adjustments.

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

Each Holder should consider state and local tax consequences of an investment in Depositary Units. The Trust owns or has owned the Royalty Interests burdening oil and gas properties located in Alabama, Arkansas, Colorado, Kansas, Louisiana, Mississippi, New Mexico, North Dakota, Oklahoma, Texas, Wyoming, and in state waters offshore Louisiana. Of these, all but Texas and Wyoming have income taxes applicable to individuals. As stated, Texas currently has no individual income tax and the Reserve Report reflects that 41% of the estimated future net cash inflows generated by the Trust will be attributable to properties located in Texas. A Holder may be required to file state income tax returns and/or to pay taxes in those states imposing income taxes and may be subject to penalties for failure to comply with such requirements. Further, in some states the Trust may be taxed as a separate entity.

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

The Trust Units represented by Depositary Units may constitute real property or an interest in real property under the inheritance, estate and probate laws of some or all of the states listed above. If the Depositary Units are held to be real property or an interest in real property under the laws of a state in which the Royalty Properties are located, the Holders may be subject to devolution, probate and administration laws, and inheritance or estate and similar taxes under the laws of such state.

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

The Wasson ODC Unit is a production unit formed by the various interest owners in the Wasson Field to facilitate development and production of certain geographically concentrated leases. The Wasson ODC Unit covers approximately 7,840 acres with approximately 310 producing wells and is operated by Occidental Petroleum Limited. Production attributable to Devon’s royalty interest in the Wasson ODC Unit is marketed by Devon and in some cases is sold at the wellhead at market responsive prices that approximate spot oil prices for West Texas Sour crude, and in other cases is sold at points within common carrier pipeline systems on terms whereby Devon pays the cost of transporting the same to such points. Devon may sell its royalty interests in the Wasson Field subject to and burdened by the Wasson ODC Royalty, without the consent of the Trustee of the Trust or the Holders. The Wasson ODC Royalty may not be sold by the Trust without the consent of Devon.

The Net Profits Properties

The Royalty Properties burdened by the Net Profits Royalties consist of royalty and working interests in a diversified portfolio of producing properties located in established oil and gas producing areas in seven states. Approximately 60% of the discounted present value of estimated future net revenues attributable to the Net Profits Royalties is generated from Net Profits Properties located in Texas, Oklahoma and Louisiana and in state waters offshore Louisiana. Production attributable to the Net Profits Properties is principally sold at market responsive prices.

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

Devon estimates that as of December 31, 2005, the Net Profits Properties covered approximately 208,000 gross acres (approximately 31,000 net to Devon). Productive well information generally is not made available by operators to owners of royalties and overriding royalties. Accordingly, such information is unavailable to Devon for the Net Profits Properties.

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

Reserves

The value of the Depositary Units and the Trust Units evidenced thereby substantially depend on the proved reserves and production levels attributable to the Royalty Interests. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and the timing of development expenditures. The reserve data set forth herein, although prepared by independent engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the discounted present values shown herein were prepared using guidelines established by the Securities and Exchange Commission for disclosure of reserves and should not be considered representative of the market value of such reserves or the Depositary Units or the Trust Units evidenced thereby. A market value determination would include many additional factors.

A study of the proved oil and gas reserves attributable to the Trust as of December 31, 2005 has been made by Ryder Scott Company, L.P., independent petroleum consultants. The following letter (“Reserve Report”) summarizes such reserve study. The Trust has not filed reserve estimates covering the Royalty Properties with any other Federal authority or agency.

(RYDER SCOTT LETTERHEAD)

January 23, 2006

Devon Energy Corporation
20 North Broadway, Suite 1500
Oklahoma City, Oklahoma 73102-8260

Gentlemen:

At your request, we have prepared certain data for the Santa Fe Energy Trust (Trust) as of December 31, 2005 relevant to the supplementary information dictated by Financial Accounting Standards Board (FASB) Statement No. 69 (SFAS 69). SFAS 69 establishes the set of disclosures for oil and gas producing activities as required by Securities and Exchange Commission (SEC) Regulation S-K.

The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Devon Energy Corporation (Devon). The interests conveyed to the Trust consist of royalty interests in the Wasson ODC and Willard Units in the Wasson Field, Texas (Wasson Royalties) and a net profits interest derived from working and royalty interests in numerous other properties (Net Profits Royalties). The Trust’s conveyed ownership in the Willard Unit terminated at the end of 2003. Therefore, as of this report date, there is no further consideration of this interest in this unit in this report. The properties included in the Trust are located in the states of Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas and Wyoming.

The estimated reserve quantities and future income quantities presented in this report are related to a large extent to hydrocarbon prices. Hydrocarbon prices in effect at December 31, 2005 were used in the preparation of this report as required by SEC and FASB rules; however, actual future prices may vary significantly from December 31, 2005 prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

The summary of our estimates of the proved net reserves attributable to the Trust as of December 31, 2005 are presented below:

	Santa Fe Energy Trust As of December 31, 2005
	Liquids (MBbls)	Gas (MMCF)	Estimated Future Net Cash Inflows (M$)	Present Value at 10% (M$)
Proved Net Developed and Undeveloped
Wasson ODC Royalty	489.8	0	25,101.2	22,871.4
Wasson Willard Royalty	0	0	0	0
Net Profits Royalties	785.0	3,894	77,847.4	42,768.6
Totals	1,274.8	3,894	102,948.6	65,640.0
Proved Net Developed
Wasson ODC Royalty	489.8	0	25,101.2	22,871.4
Wasson Willard Royalty	0	0	0	0
Net Profits Royalties	785.0	3,894	77,847.4	42,768.6
Totals	1,274.8	3,894	102,948.6	65,640.0

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

The “Liquid” reserves shown in this report are comprised of crude oil, condensate and natural gas liquids. Natural gas liquids comprise 0.9 percent of the Trust’s developed liquid reserves and 0.9 percent of the Trust’s developed and undeveloped liquid reserves. All hydrocarbon liquid reserves are expressed in standard 42 gallon barrels. All gas volumes are sales gas expressed in MMCF at the pressure and temperature bases of the area where the gas reserves are located. No attempt was made to quantify or otherwise account for any accumulated gas production imbalances that may exist.

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

Revenue and Income Estimates

In accordance with the standardized measure criteria of SFAS 69, our estimates of future cash inflows, future costs, and future net cash inflows before income tax, as well as our estimated reserve quantities, as of December 31, 2005 are presented as follows.

	Santa Fe Energy Trust As of December 31, 2005
	Net Profits Royalties
	Royalty Interests	Working Interests	Totals	Wasson ODC Royalties	Totals
Total Proved
Future Cash Inflows (M$)	8,398.1	69,449.3	77,847.4	27,261.6	105,109.0
Future Costs
Production (M$)	0	0	0	2,160.4	2,160.4
Development (M$)	0	0	0	0	0
Total Costs (M$)	0	0	0	2,160.4	2,160.4
Future Net Cash Inflows
Before Income Tax (M$)	8,398.1	69,449.3	77,847.4	25,101.2	102,948.6
Present Value at 10%
Before Income Tax (M$)	4,395.0	38,373.6	42,768.6	22,871.4	65,640.0
Proved Net Developed Reserves
Liquids (MBbls)	105.8	679.2	785.0	489.8	1,274.8
Gas (MMCF)	309	3,585	3,894	0	3,894
Proved Net Undeveloped Reserves
Liquids (MBbls)	0	0	0	0	0
Gas (MMCF)	0	0	0	0	0
Total Proved Net Reserves
Liquids (MBbls)	105.8	679.2	785.0	489.8	1,274.8
Gas (MMCF)	309	3,585	3,894	0	3,894

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

Hydrocarbon Prices

Devon furnished us with hydrocarbon prices in effect at December 31, 2005 and with its forecasts of future prices which take into account SEC and FASB rules, current market prices, contract prices, and fixed and determinable price escalations where applicable.

In accordance with SFAS 69, December 31, 2005 market prices were determined using the daily oil price or daily gas sales price (“spot price”) adjusted for oilfield or gas gathering hub and wellhead price differences (e.g. grade, gravity, sulfur and BS&W) as appropriate, and as provided by Devon. In accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2005 were not considered in this report.

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

The estimates of reserves presented herein are based upon a detailed study of the properties in which the Trust has interests; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities that may exist nor were any costs included for potential liability to restore and clean up damages, if any, caused by past operating practices. Devon has informed us that they have furnished us all of the accounts, records, geological and engineering data and reports, and other data required for this investigation. The ownership interests, terms of the Trust, prices, taxes, costs, and other factual data furnished by Devon were accepted without independent verification. The estimates presented in this report are based on data available through July 2005.

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

Federal Regulation of Gas.   Sales of gas from the Net Profits Properties are subject to or affected by the jurisdiction of the Federal Energy Regulatory Commission (“FERC”) and the Department of Energy with respect to various aspects of the gas operations including marketing and production of gas. Under the Natural Gas Act of 1938 (the “NGA”), the FERC regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. The FERC’s jurisdiction over interstate natural gas sales and transportation was substantially modified by the Natural Gas Policy Act of 1978 (the “NGPA”), under which the FERC continued to regulate the maximum selling prices of certain categories of gas sold in “first sales” in interstate and intrastate commerce. Effective January 1, 1993, however, the Natural Gas Wellhead Decontrol Act (the “Decontrol Act”) deregulated natural gas prices for all “first sales” of natural gas. Because “first sales” include typical wellhead sales by producers, all natural gas produced from the Net Profits Properties is being sold at market prices, subject to the terms of any private contracts that may be in effect. The FERC’s jurisdiction over interstate natural gas transportation was not affected by the Decontrol Act.

Sales of natural gas from the Net Profits Properties are affected by intrastate and interstate gas transportation regulation. Following the passage by Congress of the NGPA, the FERC adopted a series of regulatory changes that have significantly altered the transportation and marketing of natural gas. Beginning in October 1985, the FERC implemented a series of major pipeline restructuring orders that have, among other things, increased the transparency of pipeline transactions by expanding the internet posting and reporting requirements for pipeline transactions, required pipelines to treat their energy affiliates on a similar basis to unaffiliated shippers, and required pipelines to perform “open access” transportation of gas owned by others, “unbundle” their sales and transportation functions, and allow shippers to release their unneeded capacity temporarily and permanently to other shippers. These various orders have sought to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesale marketers of gas to the primary role of gas transporters. Through similar orders affecting intrastate pipelines that provide similar interstate services under the NGPA, the FERC expanded the impact of certain aspects of its open access regulations to intrastate pipelines offering service through their facilities in interstate commerce.

As a result of these changes, sellers and buyers of gas have gained direct access to the particular pipeline services they need and are better able to conduct business with a larger number of counterparties. The Trust believes these changes generally have improved the access to markets for the gas from the Net Profits Properties while, at the same time, substantially increasing competition in the natural gas marketplace. It remains to be seen, however, what effect the FERC’s other activities will have on access to markets, the fostering of competition and the cost of doing business. The Trust cannot predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on production and marketing of gas from the Net Profits Properties. The Trust does not believe that it will be affected by any such new or different regulations materially differently than other sellers of natural gas with which it competes.

In the past, Congress has been very active in the area of gas regulation. However, as discussed above, the more recent trend has been in favor of deregulation, or “lighter handed” regulation, and the promotion of competition in the gas industry. In light of this increased reliance on market forces, under the provisions of the Energy Policy Act of 2005, the NGA has been amended to prohibit any forms of market manipulation in connection with the transportation, purchase or sale of natural gas, and the FERC has been directed to establish new regulations that are intended to increase natural gas pricing transparency through, among other things, expanded dissemination of information about the availability and prices of gas sold. The 2005 Act also significantly increases the penalties for violations of the NGA, to up to $1 million per day for each violation. There regularly are other legislative proposals pending in the Federal and state legislatures which, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on the production and marketing of gas from the Net Profits Properties. Similarly, and despite the trend toward federal deregulation of the natural gas industry, whether or to what extent that trend will continue, or what the ultimate effect will be on the production and marketing of gas from the Net Profits Properties, cannot be predicted. Again, the Trust does not believe that it will be affected by any such new legislative proposals materially differently than any other sellers of natural gas with which it competes.

Federal Regulation of Petroleum.   Sales of oil and natural gas liquids from the Royalty Properties are not regulated and are at market prices. The price received from the sale of these products is affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. Every five years, the FERC is required to examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. The second of these required reviews was commenced in July of 2005, where the FERC has proposed to continue the use of a similar indexing methodology for a further five year period. Another FERC proceeding that may impact oil pipeline transportation costs relates to an ongoing proceeding to determine whether and to what extent oil pipelines should be permitted to include in their transportation rates an allowance for income taxes attributable to non-corporate partnership interests. Following a court remand, the FERC has established a policy that a pipeline structured as a master limited partnership or similar non-corporate entity is entitled to a tax allowance with respect to income for which there is an “actual or potential income tax liability”, to be determined on a case by basis. Devon is not able to predict with certainty what effect, if any these federal regulations will have on it.

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

Solid and Hazardous Waste.   The Royalty Properties include numerous properties that have produced oil and gas for many years. Hydrocarbons or other solid wastes may have been disposed or released on or under the Royalty Properties. State and Federal laws applicable to oil and gas wastes and properties have become increasingly stringent. Under these laws, Devon or an operator of the Royalty Properties could be required to remove or remediate previously disposed wastes or property contamination (including groundwater contamination), to perform remedial plugging operations to prevent future contamination and/or to compensate government agencies for damage to natural resources.

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

Item 1a.                 Risk Factors.

The Trust’s business activities, and the oil and gas industry in general, are subject to a variety of risks. If any of the following risk factors should occur, the Trust’s profitability, financial condition and/or liquidity could be materially impacted. As a result, Holders could lose part or all of their investment in the Trust.

Oil, natural gas and NGL prices are volatile.

The Trust’s financial results are highly dependent on the prices of and demand for oil, natural gas and NGLs. A significant downward movement of the prices for these commodities could have a material adverse effect on the Trust’s estimated proved reserves, sales and profitability. Historically, prices have been volatile and are likely to continue to be volatile in the future due to numerous factors beyond the Trust’s control. These factors include, but are not limited to:

•       consumer demand for oil, natural gas and NGLs;

•       OPEC production restraints;

•       weather conditions or acts of force majeure;

•       the level of imports and exports of oil, natural gas and NGLs;

•       the price and availability of alternative fuels;

•       the overall economic environment; and

•       governmental regulations and taxes.

The operators of the Net Profits Properties and any transferee have the right to abandon any well or property, if, in their opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities and upon termination of any such lease that portion of the Net Profits Royalties relating thereto will be extinguished.

Estimates of oil, natural gas and NGL proved reserves are uncertain and may change if the assumptions on which such estimates are based prove to be incorrect.

The amount of future cash distributions to Holders depends upon, among other things, the accuracy of the production and reserves estimated to be attributable to the Royalty Interests. The process of estimating oil, gas and NGL reserves is complex, inherently uncertain and requires significant judgment in the evaluation of available geological, engineering and economic data for each reservoir, particularly for new discoveries. Due to such judgment involved, different reserve engineers may develop different estimates of reserve quantities and related revenue based on the same data. In addition, the reserve estimates for a given reservoir may change substantially over time as a result of several factors including additional development activity, the viability of production under varying economic conditions and variations in production levels and associated costs. Consequently, material revisions to existing reserve estimates may occur as a result of changes in any of these factors. Such revisions to proved reserves could have a material adverse effect on the Trust’s estimates of future net revenue, as well as the Trust’s financial condition and profitability.

Future exploratory drilling involves substantial expenditures and may not result in commercially productive reservoirs. Distributions to Holders may be adversely affected by many hazards.

Substantial costs are often required to locate properties and drill exploratory wells. Such activities are subject to numerous risks, including the risk that we will not encounter commercially productive oil or gas reservoirs. In addition, oil and gas properties can become damaged or drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including, but not limited to:

•       unexpected drilling conditions;

•       pressure or irregularities in reservoir formations;

•       equipment failures or accidents;

•       fires, explosions, blow-outs and surface cratering;

•       marine risks such as capsizing, collisions and hurricanes;

•       personal injuries;

•       damage to productive formations;

•       other adverse weather conditions;

•       lack of access to pipelines or other methods of transportation;

•       environmental hazards or liabilities; and

•       shortages or delays in the delivery of equipment.

Distributions to Holders could be adversely affected if any of the hazards described above were to occur. Uninsured costs for damages from any of the foregoing will directly reduce payments to the Trust from those Royalty Properties that are working interests, and will reduce payments to the Trust from those Royalty Properties that are royalties and overriding royalties to the extent such damages reduce the volumes of oil and gas produced.

A significant occurrence of one of these factors could result in a partial or total loss of the Trust’s investment in a particular property. In addition, drilling activities may not be successful in establishing proved reserves. Such a failure could have an adverse effect on the Trust’s future results of operations and financial condition. While both exploratory and developmental drilling activities involve these risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons.

The Wasson ODC Royalty has been structured with a quarterly production limitation. Thus, the Trust and the Holders will not receive cash distributions from oil production from the Wasson ODC production unit burdened by the Wasson ODC Royalty in excess of such amount. Failure of actual production from the Wasson ODC production unit to meet or exceed applicable quarterly production limitation will reduce amounts payable with respect to the Wasson ODC Royalty.

The Trust is passive in nature and has no control over the field operations of, sale of oil or gas from, or development of the underlying properties.

Oil and gas properties are typically managed pursuant to an operating agreement among the working interest owners of the interest in the properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. Neither the Trustee nor the Holders has any contractual ability to influence or control the field operations of, sale of oil or gas from, or future development of, the Royalty Properties. Devon operates only a small number of the Royalty Properties and is not expected to be able to significantly influence the operations or future development of the Royalty Properties that are royalty interests or that consist of relatively small working interests. Such operations will generally be controlled by persons unaffiliated with the Trustee and Devon. Devon, however, owns a working interest in the Wasson ODC Unit and may be able to exercise some influence, though not control, over unit operations.

The tertiary recovery operations in the Wasson Field have required substantial capital expenditures and will involve future capital expenditures for CO2 acquisition. A prolonged oil price downturn in the future could cause the operators in the Wasson Field to reassess the economic viability of production operations notwithstanding their substantial investment. Such decisions will not be in the control of either Devon, the Trustee or the Holders and could have the effect of substantially reducing expected production from the Wasson Field. The current operators of the Royalty Properties are under no obligation to continue operating such properties, and neither the Trustee, the Holders nor Devon will be able to appoint or control the appointment of replacement operators.

The Depositary Units are passive investments that entitle the Holders to only receive cash distributions from the Royalty Interests.

The oil and gas reserves attributable to the underlying properties of the Trust are depleting assets and production from those reserves will diminish over time. The Trust is precluded from acquiring other oil and gas properties or royalty interests to replace the depleting assets and production.

The net proceeds payable to the Trust from the Royalty Properties are derived from the sale of the production of oil and gas from the underlying properties. The oil and gas attributable to the underlying properties are depleting assets, which means that the reserves of gas attributable to the underlying property will decline over time. As a result, the quantity of oil and gas produced from the underlying properties is expected to decline over time. The oil and gas production from proved reserves attributable to the Trust in the year preceding the Liquidation Date is expected to be approximately 61% of the oil and gas production attributable to the Trust in 2005. Sales of properties would reduce this percentage further. Additionally, future maintenance projects on the wells to which the underlying properties beyond that which is currently estimated may affect the quantity of proved reserves that can be economically produced from the wells to which the underlying properties relate. If operators of the wells do not implement required maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently estimated in the reserve report.

Government laws and regulations can change.

The Trust’s operations are subject to federal laws and regulations of the United States. In addition, the Trust is also subject to those laws and regulations of various states and local governments. Pursuant to such laws and regulations, numerous government departments and agencies have also issued extensive rules binding on the oil and gas industry and its individual members. Some of these laws, regulations and rules carry substantial penalties for failure to comply. Changes in such laws, regulations and rules have, and at times in the future could, affect the Trust’s future operations. Political developments can restrict production levels, enact price controls, change environmental protection requirements, and increase taxes, royalties and other amounts payable to governments or governmental agencies. Although the Trust is unable to predict changes to existing laws and regulations, such changes could significantly impact the Trust’s profitability.

Environmental matters and costs can be significant.

The Trust is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Trust for the cost of pollution clean-up resulting from the Trust’s operations in affected areas.

The Trust will terminate on or before February 15, 2008. The full liquidation value of the Trust after its termination is uncertain.

The Trust will terminate and the Net Profits Royalties are to be sold on or before the Liquidation Date, February 15, 2008. Each holder of Depositary Units of record as of the day next preceding the Liquidation Date will be entitled to receive a liquidating distribution equal to (1) $20 per Depositary Unit from the proceeds of the matured Treasury Obligations, plus (2) a pro rata portion of the net proceeds from the sale of Net Profits Royalties, to the extent not previously distributed.  Following the Liquidation Date, Holders will no longer receive quarterly distributions and the Depositary Units will no longer trade. Please read “Description of the Trust Units and Depositary Units—Termination and Liquidation of the Trust.”

The timing of sales of Net Profits Royalties, future oil and gas prices and future production levels are uncertain. These and other factors make uncertain the ultimate liquidation value of the Trust for matters unrelated to the Treasury obligations.

Item 1b.                 Unresolved Staff Comments.

Not applicable.

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

Item 4.                        Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the Holders during the year ended December 31, 2005.

PART II

Item 5.                        Market  for Registrant’s Units and Related Holder Matters.

The Depositary Units are traded on the New York Stock Exchange under ticker symbol SFF. The high and low sales prices and distributions for each quarter in the years ended December 31, 2005 and 2004 were as follows (in dollars):

	Sales Prices		Distribution
	Low	High	Paid
2004:
First Quarter	$27.25	$30.50	$0.71784
Second Quarter	26.30	30.21	0.68670
Third Quarter	27.50	31.45	0.76869
Fourth Quarter	28.25	34.47	0.93712
2005:
First Quarter	$31.97	$38.00	$0.92772
Second Quarter	33.30	39.50	0.90372
Third Quarter	39.05	44.90	1.32023 (a)
Fourth Quarter	25.74	43.65	0.84909

(a)           Includes proceeds from the sale of Net Profits Properties of $2.4 million or $0.37372 per Trust Unit.

At February 28, 2006, the 6,300,000 Depositary Units outstanding were held by 207 holders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6.                        Selected Financial Data.

	2005	2004	2003	2002	2001
	(thousands, except per unit data)
Year Ended December 31:
Total Royalties	$26,109	$20,364	$22,193	$11,659	$19,011
Distributable Cash	25,205	19,595	21,383	11,135	18,422
Distributable Cash per Trust Unit	4.00076	3.11035	3.39421	1.76729	2.92414
At December 31:
Investment in Royalty Interests, net	$4,847	$7,191	$9,905	$13,137	$16,951
Trust Corpus	4,940	7,296	10,029	13,175	17,007

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General; Liquidity and Capital Resources

The Trust was formed on October 22, 1992. The Trust holds Royalty Interests in the Royalty Properties conveyed to the Trust by Devon. The Trust is a passive entity that collects royalty income generated by the Royalty Properties.

The Trust’s results of operations depend on the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties.

Since, on an equivalent basis, the majority of the Trust’s proved reserves are crude oil, even relatively modest changes in crude oil prices may significantly affect the Trust’s revenues and results of operations.

Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other oil producing countries. In addition, a substantial portion of the Trust’s revenues come from properties which produce sour (i.e., high sulfur content) crude oil which sells at prices lower than sweeter (i.e., low sulfur content) crude oils. The Trust’s weighted average crude oil sales price per Bbl for 2005, 2004 and 2003 was $44.88, $32.49 and $27.87, respectively.

Natural gas prices fluctuate due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The Trust’s weighted average price per Mcf for natural gas in 2005, 2004 and 2003 was $5.62, $5.04 and $4.56, respectively.

Trust expenses include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and other out-of-pocket expenses. Please read Item 1, Business, for a more detailed discussion of the Trust and its business. Under the terms of the Trust Agreement, the Trustee cannot engage in any other business or commercial activity or acquire any asset other than the Royalty Interests initially conveyed to the Trust. Therefore, the Royalty Interests are the sole source of funds for the Trust from which to pay expenses and liabilities and make distributions to the Holders. The Trust will terminate on or before February 15, 2008 (the “Liquidation Date”).

The Trust’s ability to pay expenses primarily depends on receipt of royalty income. Devon may, at its sole discretion and without obligation to do so, advance funds to the Trust to enable the Trust to pay expenses. The Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that any such borrowings are repaid in full prior to making further distributions to Holders. As of December 31, 2005, Devon had no outstanding advances to the Trust.

Results of Operations

Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payments of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the first quarter of 2006 reflects revenues received and costs and expenses paid by Devon in the fourth quarter of 2005. On February 28, 2006, the Trust made a cash distribution of $6.2 million, or $0.98324 per Trust Unit, to Holders of record on February 15, 2006.

				First
	Year Ended December 31,			Quarter
	2005	2004	2003	2006
				(Unaudited)
Volumes and Prices
Oil Volumes (Bbls):
Wasson ODC Royalty	274,100	296,800	282,000	66,400
Wasson Willard Royalty(1)	—	12,000	51,200	—
Net Profits Royalties	183,386	191,794	170,918	38,928
Gas Volumes (Mcf):
Net Profits Royalties	1,286,273	1,378,071	1,428,824	197,048
Oil Average Prices ($/Bbl):
Wasson ODC Royalty	$48.00	$34.41	$28.68	$53.83
Wasson Willard Royalty(1)	—	28.50	28.52	—
Net Profits Royalties	40.22	29.77	26.32	53.82
Gas Average Prices ($/Mcf):
Net Profits Royalties	$5.62	$5.04	$4.56	$7.98
Cash Proceeds and Distributable Cash (in thousands of dollars, except as noted)
Wasson ODC Royalty:
Sales	$13,156	$10,213	$8,089	$3,574
Operating Expenses	(695)	(718)	(532)	(170)
	12,461	9,495	7,557	3,404
Wasson Willard Royalty(1):
Sales	—	342	1,460	—
Operating Expenses	—	(10)	(59)	—
	—	332	1,401	—
Net Profits Royalties:
Sales	14,604	12,657	11,074	3,676
Proceeds From the Sale of Property	2,354	—	4,572	—
Operating Expenses	(2,768)	(2,323)	(2,272)	(674)
Capital (Expenditures) Recoveries	(542)	203	(139)	(35)
	13,648	10,537	13,235	2,967
Total Royalties	26,109	20,364	22,193	6,371
Administrative Fee to Devon	(304)	(294)	(285)	(77)
Payment Received	25,805	20,070	21,908	6,294
Cash Withheld for Trust Expenses	(600)	(475)	(525)	(100)
Distributable Cash	$25,205	$19,595	$21,383	$6,194
Distributable Cash Per Unit	$4.00076	$3.11035	$3.39421	$0.98324

(1)          2004 production, sales and operating expenses for the Wasson Willard Unit are related to calendar year 2003 operations. These are the last production, sales and operating expenses the Trust will report since the Trust’s conveyed ownership in the Wasson Willard Unit terminated on December 31, 2003.

Sales increased $4.5 million from 2004 to 2005. Sales increased $5.7 million and $0.7 million, respectively, due to a $12.39 per barrel increase in the average price of oil from $32.49 per barrel in 2004 to $44.88 per barrel in 2005, and a $0.58 per Mcf increase in the average gas price from $5.04 per Mcf in 2004 to $5.62 per Mcf in 2005. A production decrease of approximately 58,000 barrels of oil equivalent from 2004 to 2005 caused sales to decrease $1.9 million. The decrease was primarily due to production decreases resulting from the sale of certain Net Profits properties, the declining maximum Wasson ODC royalty and the termination of the Trust’s conveyed ownership in the Wasson Willard Unit.

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

Proceeds from the sale of property were $2.4 million in 2005 and $4.6 million in 2003 due to the sale of certain Net Profits Properties in those years.

Operating expenses increased $0.4 million from 2004 to 2005 and $0.2 million from 2003 to 2004. These increases were primarily related to timing of payments and increases in recurring lease operating expenses and ad valorem taxes.

Proceeds from the Net Profits Properties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures in 2005 and 2003 totaled $542,000 and $139,000. Capital recoveries in 2004 were $203,000.

Cash withheld for trust expenses remained essentially flat from 2003 to 2004 and increased $0.1 million from 2004 to 2005. This change was primarily related to timing of payments and an increase in fees from external tax accountants and attorneys.

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

The Trust’s use of cash basis accounting is based upon the focus of the Trust’s operations to distribute available cash to Holders on a quarterly basis.

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

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the controls and procedures are effective.

Due to the contractual arrangements of (i) the Trust Agreement and (ii) Devon’s conveyances of the Royalty Interests to the Trust regarding information furnished by the working interest owners, the Trustee relies on (i) information provided by Devon and the working interest owners, including all information relating to the Royalty Properties burdened by the Royalty Interests, such as operating data, data regarding operating and capital expenditures, geological data relating to reserves, information regarding environmental and other conditions relating to the Royalty Properties, liabilities and potential liabilities potentially affecting the revenues to the Trust’s interest, the effects of regulatory changes and of the compliance of the operators of the Royalty Properties with applicable laws, rules and regulations, the number of producing wells and acreage, and plans for future operating and capital expenditures, and (ii) conclusions of independent reserve engineers regarding reserves. The conclusions of the independent reserve engineers are based on information received from Devon and the working interest owners.

Changes in Internal Control Over Financial Reporting.

To the knowledge of the Trustee, there have not been any changes in the Trust’s internal control over financial reporting during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Devon and the working interest owners.

Due to the nature of the Trust, as well as the nature of the underlying Royalty Interests, there may be inherent weaknesses that are not subject to change or modification by the Trustee or its employees. Devon operates only a small number of the Royalty Properties and is not expected to be able to significantly influence the operations or future development of the Royalty Properties that are royalty interests or that consist of relatively small working interests. Such operations will generally be controlled by persons unaffiliated with the Trustee and Devon. Devon, however, owns a working interest in the Wasson ODC Unit and may be able to exercise some influence, though not control, over unit operations. The contractual limitations creating inherent weaknesses in disclosure controls and procedures may be deemed to include:

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

Internal Control Over Financial Reporting

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

Under the supervision and with the participation of the Trustee, the Trustee conducted an evaluation to assess the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2005 based upon criteria set forth in the framework Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Trustee’s assessment, the Trustee concludes that, as of December 31, 2005, the Trust’s internal control over financial reporting is effective.

The Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm who audited the Trust’s financial statements as of and for the year ended December 31, 2005, as stated in their report which is included herein.

SANTA FE ENERGY TRUST
by: JPMorgan Chase Bank, N.A., Trustee
By:	/s/ Mike Ulrich
Mike Ulrich Vice President and Trust Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders
Santa Fe Energy Trust:

We have audited the Trustee’s assessment, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting, that Santa Fe Energy Trust maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee of Santa Fe Energy Trust is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Trustee’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trustee’s assessment that Santa Fe Energy Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Santa Fe Energy Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and trust corpus of the Santa Fe Energy Trust as of December 31, 2005 and 2004, and the related statements of cash proceeds and distributable cash and changes in trust corpus for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
Oklahoma City, Oklahoma
March 14, 2006

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

Audit Fees

Aggregate fees billed for the annual audit and quarterly reviews for each of the years ended December 31, 2005 and 2004 for professional services rendered by KPMG LLP were $120,000 and $140,000, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a)(1)            Financial Statements

The following financial statements are included in this Annual Report on Form 10-K on the pages as indicated:

Page in this Form 10-K
Audited Financial Statements
Report of Independent Registered Public Accounting Firm	43
Statements of Cash Proceeds and Distributable Cash for the Years Ended December 31, 2005, 2004 and 2003	44
Statements of Assets and Trust Corpus as of December 31, 2005 and 2004	44
Statements of Changes in Trust Corpus for the Years Ended December 31, 2005, 2004 and 2003	45
Notes to Financial Statements	46
Unaudited Financial Information
Supplemental Information to the Financial Statements	49

(a)(2)            Schedules

Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

(a)(3)            Exhibits

(Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

		SEC File or Registration Number	Exhibit Number
3(a)*	Form of Trust Agreement of Santa Fe Energy Trust	33-51760	3.1
4(a)*	Form of Custodial Deposit Agreement	33-51760	4.2
4(b)*	Form of Secure Principal Energy Receipt (included as Exhibit A to Exhibit 4(a))	33-51760	4.1
10(a)*	Form of Net Profits Conveyance (Multi-State)	33-51760	10.1
10(b)*	Form of Wasson Conveyance	33-51760	10.2
10(c)*	Form of Louisiana Mortgage	33-51760	10.3
31	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
32	Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securites Exchange Act of 1934 and 18 U.S.C. Section 1350

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders
Santa Fe Energy Trust:

We have audited the accompanying statements of assets and trust corpus of the Santa Fe Energy Trust as of December 31, 2005 and 2004, and the related statements of cash proceeds and distributable cash and changes in trust corpus for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 2, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Santa Fe Energy Trust as of December 31, 2005 and 2004, and the cash proceeds and distributable cash and the changes in trust corpus for each of the years in the three-year period ended December 31, 2005, on the basis of accounting described in Note 2.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Santa Fe Energy Trust’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on the Trustee’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Oklahoma City, Oklahoma
March 14, 2006

SANTA FE ENERGY TRUST
STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH
(in thousands, except per unit data)

	Year Ended December 31,
	2005	2004	2003
Royalty income:
ODC royalty	$12,461	$9,495	$7,557
Willard royalty	—	332	1,401
Net profits royalty	13,648	10,537	13,235
Total royalties	26,109	20,364	22,193
Administrative fee to Devon Energy Corporation	(304)	(294)	(285)
Cash withheld for trust expenses	(600)	(475)	(525)
Distributable cash	$25,205	$19,595	$21,383
Distributable cash per trust unit	$4.00076	$3.11035	$3.39421
Trust units outstanding	6,300	6,300	6,300

STATEMENTS OF ASSETS AND TRUST CORPUS
(in thousands, except unit data)

	December 31,
	2005	2004
ASSETS
Current assets—cash	$93	$105
Investment in royalty interests, at cost	87,276	87,276
Less: accumulated amortization	(82,429)	(80,085)
	4,847	7,191
Total assets	$4,940	$7,296
TRUST CORPUS
Trust corpus, 6,300,000 trust units issued and outstanding	$4,940	$7,296

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(in thousands)

Balance at December 31, 2002	$13,175
Cash proceeds	21,908
Cash distributions	(21,383)
Trust expenses	(439)
Amortization of royalty interests	(3,232)
Balance at December 31, 2003	10,029
Cash proceeds	20,070
Cash distributions	(19,595)
Trust expenses	(494)
Amortization of royalty interests	(2,714)
Balance at December 31, 2004	7,296
Cash proceeds	25,805
Cash distributions	(25,205)
Trust expenses	(612)
Amortization of royalty interests	(2,344)
Balance at December 31, 2005	$4,940

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
NOTES TO FINANCIAL STATEMENTS

(1)                               The Trust

Santa Fe Energy Trust (the “Trust”) was formed on October 22, 1992, with JPMorgan Chase Bank, N.A.,  formerly The Chase Manhattan Bank, successor by merger to Chase Bank of Texas, National Association formerly Texas Commerce Bank, National Association, as trustee (the “Trustee”), to acquire and hold certain royalty interests (the “Royalty Interests”) in certain properties (the “Royalty Properties”) conveyed to the Trust by Devon Energy Production Company, L.P. (“Devon”), successor by merger to Devon SFS Operating, Inc., formerly Santa Fe Snyder Corporation, formerly Santa Fe Energy Resources, Inc. Through December 31, 2003, the Royalty Interests consisted of two term royalty interests in two production units in the Wasson field in west Texas (the “Wasson Royalties”) and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in 11 states (the “Net Profits Royalties”). On December 31, 2003, the term on the royalty interest in one of the Wasson production units terminated. The Royalty Interests are passive in nature and the Trustee has no control over or responsibility relating to the operation of the Royalty Properties. The Trust will terminate on or before February 15, 2008 (the “Liquidation Date”).

In November 1992, 5,725,000 Depositary Units, each consisting of beneficial ownership of one unit of undivided beneficial interest in the Trust (“Trust Units”) and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation maturing on February 15, 2008, were sold in a public offering for $20 per Depositary Unit. A total of $114.5 million was received from public investors, of which $38.7 million was used to purchase the Treasury obligations and $5.7 million was used to pay underwriting commissions and discounts. Devon received the remaining $70.1 million and 575,000 Depositary Units. In the first quarter of 1994 Devon sold in a public offering the 575,000 Depositary Units which it held.

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

•       the Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that such borrowings are repaid in full prior to further distributions to the holders of the Trust Units; and

SANTA FE ENERGY TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

(1)          The Trust (Continued)

•       the Trustee will make quarterly cash distributions to the holders of the Trust Units.

(2)                               Basis of Accounting

The financial statements of the Trust are prepared on the cash basis of accounting for revenues and expenses. Royalty income is recorded when received (generally during the quarter following the end of the quarter in which the income from the Royalty Properties is received by Devon) and is net of any cash basis exploration and development expenditures and amounts reserved for any future exploration and development costs. Expenses of the Trust, which include accounting, engineering, legal, and other professional fees, trustee fees, an administrative fee paid to Devon and out-of-pocket expenses, are recognized when paid. Under accounting principles generally accepted in the United States of America, revenues and expenses would be recognized on an accrual basis. Amortization of the Trust’s investment in Royalty Interests is recorded using the unit-of-production method in the period in which the cash is received with respect to such production; therefore, a statement of cash flows is not presented.

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

(4)                               Distributions to Trust Unit Holders

The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

	Royalty Payment		Distributions
	Received		Amount	Per Trust Unit
	(in thousands, except per unit data)
2005
First quarter	$5,944		$5,844	$0.92772
Second quarter	5,744		5,694	0.90372
Third quarter	8,668	(a)	8,318	1.32023
Fourth quarter	5,449		5,349	0.84909
	$25,805		$25,205	$4.00076
2004
First quarter	$4,622		$4,522	$0.71784
Second quarter	4,427		4,327	0.68670
Third quarter	5,067		4,842	0.76869
Fourth quarter	5,954		5,904	0.93712
	$20,070		$19,595	$3.11035
2003
First quarter	$8,199	(b)	$8,149	$1.29361
Second quarter	4,389		4,239	0.67301
Third quarter	4,906		4,731	0.75075
Fourth quarter	4,414		4,264	0.67684
	$21,908		$21,383	$3.39421

(a)           Includes proceeds from the sale of Net Profits properties of $2.4 million or $0.37372 per Trust Unit.

(b)          Includes proceeds from the sale of Net Profits properties of $4.6 million or $0.72565 per Trust Unit.

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

SUPPLEMENTAL INFORMATION TO FINANCIAL STATEMENTS (UNAUDITED)

Oil and Gas Reserves

The following table sets forth changes in the Royalty Interests’ proved oil and gas reserves (all located in the United States) for each of the three years ended December 31, 2005. The year-end reserves were prepared by Ryder Scott Company, L.P., independent petroleum consultants. Proved reserve quantities for the Wasson ODC Royalty are calculated by multiplying the net revenue interest attributable to the Wasson ODC Royalty in effect for a given year by the total amount of oil estimated to be economically recoverable from the production unit subject to production limitations applicable to the Wasson ODC Royalty. Proved reserves for each of the three years ended December 31, 2005 do not include any reserves for the Willard Royalty. Reserve quantities are calculated differently for the Net Profits Royalties because such interests do not entitle the Trust to a specific quantity of oil or gas but to the Net Proceeds derived therefrom. Proved reserves attributable to the Net Profits Royalties are calculated by deducting from estimated quantities of oil and gas reserves an amount of oil and gas sufficient, if sold at the prices used in preparing the reserve estimates for the Net Profits Royalties, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Royalties. Accordingly, the reserves presented for the Net Profits Royalties reflect quantities of oil and gas that are free of future costs or expenses if the price and cost assumptions set forth in the applicable reserve report occur.

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

	Crude Oil and Liquids (MBbls)	Natural Gas (MMcf)
	(Unaudited)
Proved reserves at December 31, 2002	1,915	6,711
Revisions of previous estimates	397	932
Production	(511)	(1,411)
Proved reserves at December 31, 2003	1,801	6,232
Revisions of previous estimates	301	414
Production	(489)	(1,447)
Proved reserves at December 31, 2004	1,613	5,199
Revisions of previous estimates	118	723
Sales of minerals in place	(15)	(953)
Production	(441)	(1,075)
Proved reserves at December 31, 2005	1,275	3,894
Proved developed reserves at December 31,
2002	1,915	6,711
2003	1,801	6,232
2004	1,613	5,199
2005	1,275	3,894

Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. The information presented relates to the operations of the Royalty Properties for the calendar years ended December 31, 2005, 2004 and 2003. Proceeds from the sales of production were received by the Trust during the second, third and fourth quarters of the year indicated and the first quarter of the subsequent year.

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

The information presented with respect to estimated future net revenues and cash flows and the present value thereof is not intended to represent the fair value of oil and gas reserves. Actual future sales prices and production and development costs may vary significantly from those in effect at December 31, 2005, 2004 and 2003, and actual future production may not occur in the periods or amounts projected. This information is presented to allow a reasonable comparison of reserve values prepared using standardized measurement criteria and should be used only for that purpose.

The standardized measure of discounted future net cash flows from the Royalty Interests’ proved oil and gas reserve quantities at December 31, 2005, 2004 and 2003 are presented in the following table (in thousands of dollars):

	December 31,
	2005	2004	2003
	(Unaudited)
Future cash inflows	$105,109	$97,364	$90,954
Future production costs	2,160	2,466	2,529
Net future cash flows	102,949	94,898	88,425
Discount at 10% for timing of cash flows	(37,309)	(28,086)	(29,332)
Standardized measure of discounted future net cash flows for proved reserves	$65,640	$66,812	$59,093

The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands of dollars):

	2005	2004	2003
	(Unaudited)
Balance at beginning of year	$66,812	$59,093	$58,031
Production, net of related property taxes(a)	(27,206)	(21,689)	(18,645)
Sales of minerals-in-place	(5,173)	—	—
Net changes in prices and costs	22,304	10,640	3,433
Revisions of previous estimates	2,108	12,653	10,653
Interest factor-accretion of discount	6,795	6,115	5,621
	(1,172)	7,719	1,062
Balance at end of year	$65,640	$66,812	$59,093

(a)           Relates to the operations of the Royalty Properties for the calendar years ended December 31, 2005, 2004 and 2003. The proceeds related to such operations were received by the Trust during the second, third and fourth quarters of the year indicated and the first quarter of the subsequent year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March, 2006.

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