Form 10-Q
period 2006-03-31
SANTA FE ENERGY TRUST
filed 2006-05-09
CIK 893486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

78701

(Zip Code)

Registrant’s telephone number, including area code: (800) 852-1422

Former name, former address and former fiscal year, if changed from last report.

Not applicable

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

Yes ☐   No ☒

On May 1, 2006, 6,300,000 Depositary Units were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.                      Financial Statements

SANTA FE ENERGY TRUST

STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited)

(In thousands, except per unit data)

	Three Months Ended March 31,
	2006	2005
Royalty income
ODC royalty	$3,404	$2,972
Net profits royalty	2,967	3,046
Total royalties	6,371	6,018
Administrative fee to Devon Energy Corporation	(77)	(74)
Cash withheld for trust expenses	(100)	(100)
Distributable cash	$6,194	$5,844
Distributable cash per trust unit	$0.98324	$0.92772
Trust units outstanding	6,300	6,300

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets—cash	$59	$93
Investment in royalty interests, at cost	87,276	87,276
Less: accumulated amortization	(82,778)	(82,429)
	4,498	4,847
Total assets	$4,557	$4,940
TRUST CORPUS
Trust corpus, 6,300,000 trust units issued and outstanding	$4,557	$4,940

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
Three Months Ended March 31, 2006 and 2005
(In thousands)

Balance at December 31, 2004	$7,296
Cash proceeds	5,944
Cash distributions	(5,844)
Trust expenses	(198)
Amortization of royalty interests	(554)
Balance at March 31, 2005	$6,644
Balance at December 31, 2005	$4,940
Cash proceeds	6,294
Cash distributions	(6,194)
Trust expenses	(134)
Amortization of royalty interests	(349)
Balance at March 31, 2006	$4,557

The accompanying notes are an integral part of the financial statements.

SANTA  FE ENERGY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

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

In the opinion of the Trustee and Devon Energy Corporation (“Devon”), all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position, cash proceeds and distributable cash of the Trust.

The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2005 Annual Report on Form 10-K.

Note 2. Distribution to Trust Unit Holders

The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

	Royalty Payment		Distributions
	Received		Amount	Per Trust Unit
	(in thousands, except per unit data)
2005
First quarter	$5,944		$5,844	$0.92772
Second quarter	5,744		5,694	0.90372
Third quarter	8,668	(a)	8,318	1.32023
Fourth quarter	5,449		5,349	0.84909
	$25,805		$25,205	$4.00076
2006
First quarter	$6,294		$6,194	$0.98324

(a)           Includes proceeds from the sale of Net Profits properties of $2.4 million or $0.37372 per Trust Unit.

SANTA  FE ENERGY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 3. Commitments and Contingencies

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

Note 4. Property Divestiture

On March 1, 2006, the Trust sold its interest in the Adobe and Crouch wells in Ward County, Texas, for proceeds of $0.4 million, or $0.05643 per Trust Unit.

Note 5. Remittance of Prior Period Operating Expenses

In the second quarter of 2006, Devon determined that in prior periods, it had overstated certain of the Trust’s operating expenses in the calculations of the Net Profits Royalties. Accordingly, in the second quarter of 2006, Devon remitted $1.3 million or $0.20973 per Trust Unit to the Trust to adjust for the prior periods’ overstatement of expenses.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses material changes in results of operations for the three months ended March 31, 2006, compared to the three months ended March 31, 2005 and in financial condition since December 31, 2005. It is presumed that readers have read or have access to the Trust’s 2005 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Trust will terminate and the Net Profits Royalties are to be sold on or before the Liquidation Date, February 15, 2008. Each holder of Depositary Units of record as of the day next preceding the Liquidation Date will be entitled to receive a liquidating distribution equal to (1) $20 per Depositary Unit from the proceeds of the matured Treasury Obligations, plus (2) a pro rata portion of the net proceeds from the sale of Net Profits Royalties, to the extent not previously distributed. Following the Liquidation Date, Holders will no longer receive quarterly distributions and the Depositary Units will no longer trade. Under the Trust Agreement, the Trustee is to use all reasonable efforts to complete sales of all Net Profit Royalties on any date after June 30, 2006 and on or before June 30, 2007. The timing of sales of Net Profits Royalties, future oil and gas prices and future production levels are uncertain. These and other factors make uncertain the ultimate liquidation value of the Trust for matters unrelated to the Treasury obligations. Please read “Description of the Trust Units and Depositary Units—Termination and Liquidation of the Trust” in the Trust’s 2005 Annual Report on Form 10-K.

General; Liquidity and Capital Resources

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

Trust expenses include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and other out-of-pocket expenses. The Trust’s ability to pay expenses primarily depends on receipt of royalty income. Devon may, at its sole discretion and without obligation to do so, advance funds to the Trust to enable the Trust to pay expenses. The Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that any such borrowings are repaid in full prior to making further distributions to Holders. As of March 31, 2006, Devon had no outstanding advances to the Trust.

Results of Operations

Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the second quarter of 2006 reflects revenues received and costs and expenses paid by Devon in the first quarter of 2006. On May 31, 2006, the Trust will make a cash distribution of $7.4 million, or $1.17243 per Trust Unit, to unitholders of record on May 15, 2006.

	Three Months Ended March 31,		Second Quarter
	2006	2005	2006
Volumes and Prices
Oil volumes (Bbls):
Wasson ODC royalty	66,400	74,900	62,200
Net profits royalties	38,928	47,075	33,147
Gas volumes (Mcf):
Net profits royalties	197,048	408,521	185,791
Oil average prices ($/Bbl):
Wasson ODC royalty	$53.83	$42.61	$55.73
Net profits royalty	53.82	39.62	53.55
Gas average prices ($/Mcf):
Net profits royalties	$7.98	$5.10	$9.36
Cash Proceeds and Distributable Cash (in thousands, except per unit data)
Wasson ODC royalty:
Sales	$3,574	$3,191	$3,466
Operating expenses	(170)	(219)	(241)
	3,404	2,972	3,225
Net profits royalty:
Sales	3,676	3,950	3,523
Proceeds from the sale of property	—	—	356
Operating (expenses) recoveries	(674)	(898)	584
Capital expenditures	(35)	(6)	(122)
	2,967	3,046	4,341
Total royalties	6,371	6,018	7,566
Administrative fee to Devon	(77)	(74)	(79)
Payment received	6,294	5,944	7,487
Cash withheld for trust expenses	(100)	(100)	(100)
Distributable cash	$6,194	$5,844	$7,387
Distributable cash per unit	$0.98324	$0.92772	$1.17243

Sales increased $0.1 million from the first quarter of 2005 to the first quarter of 2006. Sales increased $1.9 million due to a $12.37 per barrel increase in the average price of oil from $41.45 per barrel in the first quarter of 2005 to $53.82 per barrel in the first quarter of 2006 and due to a $2.88 per Mcf increase in the average gas price from $5.10 per Mcf in the first quarter of 2005 to $7.98 in the first quarter of 2006. Production on a barrels of oil equivalent (“Boe”) basis from the first quarter of 2005 to the first quarter of 2006 decreased approximately 52,000 Boe, causing sales to decrease $1.8 million. This decrease in production was primarily the result of the sale of certain Net Profits Properties in 2005, timing of receipts and natural production declines.

Sales decreased $0.3 million from the first quarter of 2006 to the second quarter of 2006. A production decrease of approximately 12,000 Boe in the second quarter of 2006, as compared to the first quarter of 2006, caused sales to decrease by $0.6 million. The decrease in production was due to a 4,200 barrel reduction in the Wasson ODC royalty due to certain quarterly limitations set forth in the conveyance agreement, natural production declines and timing of receipts. This was partially offset by an increase in sales of $0.3 million due to a $1.38 per Mcf increase in the average gas price from $7.98 per Mcf in the first quarter of 2006 to $9.36 per Mcf in the second quarter of 2006 as well as a $1.15 per barrel increase in the average price of oil from $53.82 per barrel in the first quarter of 2006 to $54.97 per barrel in the second quarter of 2006.

Proceeds from the sale of property were $0.4 million, or $0.05643 per Trust Unit, due to the sale of certain Net Profits Properties on March 1, 2006.

Operating expenses decreased $0.3 million from the first quarter of 2005 to the first quarter of 2006 primarily related to the sale of certain Net Profits Properties in 2005, partially offset by increased recurring lease operating expenses and ad valorem taxes. Operating expenses decreased $1.2 million from the first quarter of 2006 to the second quarter of 2006 primarily due to an out-of-period adjustment related to the Net Profits Royalties. In the second quarter of 2006, Devon determined that in prior periods, it had overstated certain of the Trust’s operating expenses in the calculations of the Net Profits Royalties. Accordingly, in the second quarter of 2006, Devon remitted $1.3 million or $0.20973 per Trust Unit to the Trust to adjust for the prior periods’ overstatement of expenses.

Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures were $35,000 for the first quarter of 2006 compared to $6,000 for the first quarter of 2005. Capital expenditures were $122,000 for the second quarter of 2006.

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

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective.

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

Due to the nature of the Trust, as well as the nature of the underlying Royalty Interests, there may be inherent weaknesses that are not subject to change or modification by the Trustee or its employees. Devon operates only a small number of the Royalty Properties and is not expected to be able to significantly influence the operations of future development of the Royalty Properties  that are royalty interests or that consist of relatively small working interests. Such operations will generally be controlled by persons unaffiliated with the Trustee and Devon. Devon, however, owns a working interest in the Wasson ODC Unit and may be able to exercise some influence, though not control, over unit operations. The contractual limitations creating inherent weaknesses in disclosure controls and procedures may be deemed to include:

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

•       The Trustee does not intend to expand its responsibilities beyond those permitted or required by the Trust Agreement.

PART II
OTHER INFORMATION

Item 1.                        Legal Proceedings

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

Item 1A.                Risk Factors

There have been no material changes to risk factor information included in Item 1A. “Risk Factors” in our 2005 Annual Report on Form 10-K.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of May, 2006.

SANTA FE ENERGY TRUST
(Registrant)
By	JPMORGAN CHASE BANK, N.A., TRUSTEE
By	/s/ MIKE ULRICH
Mike Ulrich
Vice President and Trust Officer

Date: May 9, 2006

The Registrant, Santa Fe Energy Trust, has no principal or chief executive officer, principal or chief financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.