Form 10-Q
period 2006-06-30
SANTA FE ENERGY TRUST
filed 2006-08-08
CIK 893486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

or

☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11450

Santa Fe Energy Trust

(Exact name of registrant as specified in its charter)

Texas	76-6081498
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)
JPMorgan Chase Bank, N.A., Trustee
Institutional Trust Services
221 West Sixth Street
Austin, Texas	78701
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 852-1422

Former name, former address and former fiscal year, if changed from last report.

700 Lavaca
Austin, Texas 78701

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

Yes ☐   No ☒

On August 1, 2006, 6,300,000 Depositary Units were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited)
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Royalty income:
ODC royalty	$3,225	$2,823	$6,629	$5,795
Net profits royalty	4,341	2,998	7,308	6,044
Total royalties	7,566	5,821	13,937	11,839
Administrative fee to Devon Energy Corporation	(79)	(77)	(156)	(151)
Cash withheld for trust expenses	(100)	(50)	(200)	(150)
Distributable cash	$7,387	$5,694	$13,581	$11,538
Distributable cash per trust unit	$1.17243	$0.90372	$2.15567	$1.83144
Trust units outstanding	6,300	6,300	6,300	6,300

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands, except unit data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets—cash	$96	$93
Investment in royalty interests, at cost	87,276	87,276
Less: accumulated amortization	(83,093)	(82,429)
	4,183	4,847
Total assets	$4,279	$4,940
LIABILITIES AND TRUST CORPUS
Current liabilities—advance from Devon Energy Corporation	$225	$—
Trust corpus, 6,300,000 trust units issued and outstanding	4,054	4,940
Total liabilities and trust corpus	$4,279	$4,940

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
Six Months Ended June 30, 2006 and 2005
(In thousands)

Balance at December 31, 2004	$7,296
Cash proceeds	11,688
Cash distributions	(11,538)
Trust expenses	(475)
Amortization of royalty interests	(1,035)
Balance at June 30, 2005	$5,936
Balance at December 31, 2005	$4,940
Cash proceeds	13,781
Cash distributions	(13,581)
Trust expenses	(422)
Amortization of royalty interests	(664)
Balance at June 30, 2006	$4,054

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

Note 2. Distribution to Trust Unit Holders

The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

	Royalty
	Payment		Distributions
	Received		Amount	Per Trust Unit
	(in thousands, except per unit data)
2005
First quarter	$5,944		$5,844	$0.92772
Second quarter	5,744		5,694	0.90372
Third quarter	8,668	(a)	8,318	1.32023
Fourth quarter	5,449		5,349	0.84909
	$25,805		$25,205	$4.00076
2006
First quarter	$6,294		$6,194	$0.98324
Second quarter	$7,487	(b)	$7,387	$1.17243

        (a) Includes proceeds from the sale of Net Profits properties of $2.4 million or $0.37372 per Trust Unit.

       (b) Includes proceeds from the sale of Net Profits properties of $0.4 million or $0.05643 per Trust Unit.

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

Note 4. Property Divestitures

In the second quarter of 2006, the Trust sold interests in wells in Ward County, Texas, for proceeds of $0.4 million, or $0.05643 per Trust Unit. In the third quarter of 2006, the Trust sold interests in wells in Love County, Oklahoma for proceeds of $0.1 million, or $0.02000 per Trust Unit.

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

Note 6. Other Matters

On April 8, 2006, JPMorgan Chase Bank, N.A., and Bank of New York announced an agreement pursuant to which Bank of New York would acquire JPMorgan Chase’s corporate Trust business which serves as the Trustee for the Santa Fe Energy Trust. The transaction is not expected to have any material effect on the Trust.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses material changes in results of operations for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005 and in financial condition since December 31, 2005. It is presumed that readers have read or have access to the Trust’s 2005 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Trust expenses include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and other out-of-pocket expenses. The Trust’s ability to pay expenses primarily depends on receipt of royalty income. Devon may, at its sole discretion and without obligation to do so, advance funds to the Trust to enable the Trust to pay expenses. The Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that any such borrowings are repaid in full prior to making further distributions to Holders. As of June 30, 2006, there was an outstanding advance to the Trust from Devon of $225,000.

Results of Operations

Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the second quarter of 2006 reflects revenues received and costs and expenses paid by Devon in the first quarter of 2006. On August 31, 2006, the Trust will make a cash distribution of $5.7 million, or $0.89734 per Trust Unit, to unitholders of record on August 15, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,		Third Quarter
	2006	2005	2006	2005	2006
Volumes and Prices
Oil volumes (Bbls):
Wasson ODC royalty	62,200	66,400	128,600	141,300	62,200
Net profits royalties	33,147	42,110	72,075	89,185	35,018
Gas volumes (Mcf):
Net profits royalties	185,791	353,718	382,839	762,239	191,359
Oil average prices ($/Bbl):
Wasson ODC royalty	$55.73	$44.65	$54.74	$43.57	$63.94
Net profits royalty	53.55	38.88	53.70	39.27	53.23
Gas average prices ($/Mcf):
Net profits royalties	9.36	5.83	8.65	5.44	6.55
Cash Proceeds and Distributable Cash (in thousands, except per unit data)
Wasson ODC royalty:
Sales	$3,466	$2,965	$7,040	$6,156	$3,977
Operating expenses	(241)	(142)	(411)	(361)	(264)
	3,225	2,823	6,629	5,795	3,713
Net profits royalty:
Sales	3,523	3,698	7,199	7,648	3,124
Proceeds from property sales	356	—	356	—	126
Operating (expenses) recoveries	584	(688)	(90)	(1,586)	(799)
Capital expenditures	(122)	(12)	(157)	(18)	(7)
	4,341	2,998	7,308	6,044	2,444
Total royalties	7,566	5,821	13,937	11,839	6,157
Administrative fee to Devon Energy Corporation	(79)	(77)	(156)	(151)	(79)
Payment received	7,487	5,744	13,781	11,688	6,078
Cash withheld for trust expenses	(100)	(50)	(200)	(150)	(425)
Distributable cash	$7,387	$5,694	$13,581	$11,538	$5,653
Distributable cash per unit	$1.17243	$0.90372	$2.15567	$1.83144	$0.89734

Sales increased $0.3 million from the second quarter of 2005 to the second quarter of 2006. Sales increased $1.8 million due to a $12.56 per barrel increase in the average price of oil from $42.41 per barrel in the second quarter of 2005 to $54.97 per barrel in the second quarter of 2006 and due to a $3.53 per Mcf increase in the average gas price from $5.83 per Mcf in the second quarter of 2005 to $9.36 in the second quarter of 2006. Production on a barrels of oil equivalent (“Boe”) basis from the second quarter of 2005 to the second quarter of 2006 decreased approximately 41,000 Boe, causing sales to decrease $1.5 million. This decrease in production was primarily the result of the sale of certain Net Profits Properties in 2005 and natural production declines.

Sales increased $0.4 million from the first half of 2005 to the first half of 2006. Sales increased $3.7 million due to a $12.47 per barrel increase in the average price of oil from $41.90 per barrel during the first half of 2005 to $54.37 per barrel during the first half of 2006 and due to a $3.21 per Mcf increase in average gas price from $5.44 per Mcf during the first half of 2005 to $8.65 per Mcf during the first half of 2006. Production on a Boe basis from the first half of 2005 to the first half of 2006 decreased approximately 93,000 Boe, causing sales to decrease $3.3 million. This decrease in production was primarily the result of the sale of certain Net Profits Properties in 2005 and natural production declines.

Sales increased $0.1 million from the second quarter of 2006 to the third quarter of 2006. Production on a Boe basis from the second quarter of 2006 to the third quarter of 2006 increased approximately 3,000 Boe, causing sales to increase by $0.2 million. This was partially offset by a decrease in sales of $0.1 million due to a $2.81 per Mcf decrease in the average gas price from $9.36 per Mcf in the second quarter of 2006 to $6.55 per Mcf in the third quarter of 2006, partially offset by a $5.11 per barrel increase in the average price of oil from $54.97 per barrel in the second quarter of 2006 to $60.08 per barrel in the third quarter of 2006.

In the second quarter of 2006, the Trust sold interests in wells in Ward County, Texas, for proceeds of $0.4 million, or $0.05643 per Trust Unit. In the third quarter of 2006, the Trust sold interests in wells in Love County, Oklahoma for proceeds of $0.1 million, or $0.02000 per Trust Unit.

Operating expenses decreased $1.2 million from the second quarter of 2005 to the second quarter of 2006, decreased $1.4 million from the first half of 2005 to the first half of 2006 and increased $1.4 million from the second quarter of 2006 to the third quarter of 2006. This activity was primarily due to an out-of-period adjustment related to the Net Profits Royalties. In the second quarter of 2006, Devon determined that in prior periods, it had overstated certain of the Trust’s operating expenses in the calculations of the Net Profits Royalties. Accordingly, in the second quarter of 2006, Devon remitted $1.3 million or $0.20973 per Trust Unit to the Trust to adjust for the prior periods’ overstatement of expenses.

Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures were $122,000, $12,000, $157,000, $18,000 and $7,000 for the second quarter of 2006, the second quarter of 2005, the six months ended 2006, the six months ended 2005 and the third quarter of 2006, respectively.

Cash withheld for trust expenses increased $325,000 from the second quarter of 2006 to the third quarter of 2006 to repay an advance from Devon Energy Corporation for $225,000 related to trust expenses incurred during the quarter.

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

Due to the contractual arrangements of (i) the Trust Agreement and (ii) Devon’s conveyances of the Royalty Interests to the Trust regarding information furnished by the working interest owners, the Trustee relies on (a) information provided by Devon and the working interest owners, including all information relating to the Royalty Properties burdened by the Royalty Interests, such as operating data, data regarding operating and capital expenditures, geological data relating to reserves, information regarding environmental and other conditions relating to the Royalty Properties, liabilities and potential liabilities potentially affecting the revenues to the Trust’s interest, the effects of regulatory changes and of the compliance of the operators of the Royalty Properties with applicable laws, rules and regulations, the number of producing wells and acreage, and plans for future operating and capital expenditures, and (b) conclusions of independent reserve engineers regarding reserves. The conclusions of the independent reserve engineers are based on information received from Devon and the working interest owners.

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

Item 1A.                Risk Factors.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August, 2006.

SANTA FE ENERGY TRUST
(Registrant)
By	JPMORGAN CHASE BANK, N.A., TRUSTEE
By	/s/ MIKE ULRICH
Mike Ulrich
Vice President and Trust Officer

Date: August 8, 2006

The Registrant, Santa Fe Energy Trust, has no principal or chief executive officer, principal or chief financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.