Form 10-Q
period 2006-09-30
SANTA FE ENERGY TRUST
filed 2006-11-07
CIK 893486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11450

Santa Fe Energy Trust

(Exact name of registrant as specified in its charter)

Texas	76-6081498
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

The Bank of New York Trust Company, N.A., Trustee
Global Corporate Trust
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

Yes ☐   No ☒

On November 3, 2006, 6,300,000 Depositary Units were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Royalty income:
ODC royalty	$3,713	$2,958	$10,342	$8,753
Net profits royalty	2,444	5,786	9,752	11,830
Total royalties	6,157	8,744	20,094	20,583
Administrative fee to Devon Energy Corporation	(79)	(76)	(235)	(227)
Cash withheld for trust expenses	(425)	(350)	(625)	(500)
Distributable cash	$5,653	$8,318	$19,234	$19,856
Distributable cash per trust unit	$0.89734	$1.32023	$3.05301	$3.15167
Trust units outstanding	6,300	6,300	6,300	6,300

STATEMENTS OF ASSETS AND TRUST CORPUS
(In thousands, except unit data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets—cash	$169	$93
Investment in royalty interests, at cost	87,276	87,276
Less: accumulated amortization	(83,423)	(82,429)
	3,853	4,847
Total assets	$4,022	$4,940
TRUST CORPUS
Trust corpus, 6,300,000 trust units issued and outstanding	$4,022	$4,940

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
Nine Months Ended September 30, 2006 and 2005
(In thousands)

Balance at December 31, 2004	$7,296
Cash proceeds	20,356
Cash distributions	(19,856)
Trust expenses	(550)
Amortization of royalty interests	(1,561)
Balance at September 30, 2005	$5,685
Balance at December 31, 2005	$4,940
Cash proceeds	19,859
Cash distributions	(19,234)
Trust expenses	(549)
Amortization of royalty interests	(994)
Balance at September 30, 2006	$4,022

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

SANTA FE ENERGY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 2. Distribution to Trust Unit Holders

The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

	Royalty Payment		Distributions
	Received		Amount	Per Trust Unit
	(in thousands, except per unit data)
2005
First quarter	$5,944		$5,844	$0.92772
Second quarter	5,744		5,694	0.90372
Third quarter	8,668	(a)	8,318	1.32023
Fourth quarter	5,449		5,349	0.84909
	$25,805		$25,205	$4.00076
2006
First quarter	$6,294		$6,194	$0.98324
Second quarter	$7,487	(b)	$7,387	$1.17243
Third quarter	$6,078	(c)	$5,653	$0.89734

        (a) Includes proceeds from the sale of Net Profits properties of $2.4 million or $0.37372 per Trust Unit.

       (b) Includes proceeds from the sale of Net Profits properties of $0.4 million or $0.05643 per Trust Unit.

        (c) Includes proceeds from the sale of Net Profits properties of $0.1 million or $0.02000 per Trust Unit.

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

Note 4. Property Divestitures

Reported in the third quarter of 2006 are sales by the Trust of interests in wells in Love County, Oklahoma for proceeds of $0.1 million, or $0.02000 per Trust Unit. Reported in the second quarter of 2006 are sales by the Trust of interests in wells in Ward County, Texas for proceeds of $0.4 million, or $0.05643 per Trust Unit. Reported in the third quarter of 2005 are sales by the Trust of interests in certain Net Profits properties for proceeds of $2.4 million, or $0.37372 per Trust Unit.

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

Note 6. Other Matters

On October 2, 2006, The Bank of New York completed its purchase of substantially all of the corporate trust business of JPMorgan Chase, an affiliate of which was serving as Trustee of the Trust. As a result of this transaction, effective October 2, 2006, The Bank of New York Trust Company, N.A., a subsidiary of the Bank of New York, became the Trustee of the Trust and Depositary for the Trust’s depositary units. The transaction is not expected to have any material effect on the Trust.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses material changes in results of operations for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005 and in financial condition since December 31, 2005. It is presumed that readers have read or have access to the Trust’s 2005 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Trust expenses include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and other out-of-pocket expenses. The Trust’s ability to pay expenses primarily depends on receipt of royalty income. Devon may, at its sole discretion and without obligation to do so, advance funds to the Trust to enable the Trust to pay expenses. The Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that any such borrowings are repaid in full prior to making further distributions to Holders. As of September 30, 2006, there were no outstanding advances to the Trust from Devon.

Results of Operations

Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the third quarter of 2006 reflects revenues received and costs and expenses paid by Devon in the second quarter of 2006. On November 30, 2006, the Trust will make a cash distribution of $6.1 million, or $0.96390 per Trust Unit, to unitholders of record on November 15, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,		Fourth Quarter
	2006	2005	2006	2005	2006
Volumes and Prices
Oil volumes (Bbls):
Wasson ODC royalty	62,200	66,400	190,800	207,700	62,200
Net profits royalties	35,018	58,992	107,093	148,177	34,110
Gas volumes (Mcf):
Net profits royalties	191,359	329,763	574,198	1,092,002	171,981
Oil average prices ($/Bbl):
Wasson ODC royalty	$63.94	$46.79	$57.74	$44.60	$64.64
Net profits royalty	53.23	38.47	53.55	38.95	61.81
Gas average prices ($/Mcf):
Net profits royalties	6.55	5.72	7.95	5.52	6.25
Cash Proceeds and Distributable Cash (in thousands, except per unit data)
Wasson ODC royalty:
Sales	$3,977	$3,107	$11,017	$9,263	$4,021
Operating expenses	(264)	(149)	(675)	(510)	(266)
	3,713	2,958	10,342	8,753	3,755
Net profits royalty:
Sales	3,124	4,156	10,323	11,804	3,188
Proceeds from property sales	126	2,354	482	2,354	—
Operating expenses	(799)	(653)	(889)	(2,239)	(466)
Capital expenditures	(7)	(71)	(164)	(89)	(125)
	2,444	5,786	9,752	11,830	2,597
Total royalties	6,157	8,744	20,094	20,583	6,352
Administrative fee to Devon Energy Corporation	(79)	(76)	(235)	(227)	(79)
Payment received	6,078	8,668	19,859	20,356	6,273
Cash withheld for trust expenses	(425)	(350)	(625)	(500)	(200)
Distributable cash	$5,653	$8,318	$19,234	$19,856	$6,073
Distributable cash per unit	$0.89734	$1.32023	$3.05301	$3.15167	$0.96390

Sales decreased $0.2 million from the third quarter of 2005 to the third quarter of 2006. Production on a barrels of oil equivalent (“Boe”) basis decreased approximately 51,000 Boe from the third quarter of 2005 to the third quarter of 2006, causing sales to decrease $2.0 million. This decrease in production was primarily the result of the sale of certain Net Profits Properties in 2005 and natural production declines. Sales increased $1.8 million due to a $17.20 per barrel increase in the average price of oil from $42.88 per barrel in the third quarter of 2005 to $60.08 per barrel in the third quarter of 2006 and due to a $0.83 per Mcf increase in the average gas price from $5.72 per Mcf in the third quarter of 2005 to $6.55 in the third quarter of 2006.

Sales increased $0.3 million from the first nine months of 2005 to the first nine months of 2006. Sales increased $5.6 million due to a $13.98 per barrel increase in the average price of oil from $42.25 per barrel during the first nine months of 2005 to $56.23 per barrel during the first nine months of 2006 and due to a $2.43 per Mcf increase in average gas price from $5.52 per Mcf during the first nine months of 2005 to $7.95 per Mcf during the first nine months of 2006. Production on a Boe basis decreased approximately 144,000 Boe from the first nine months of 2005 to the first nine months of 2006, causing sales to decrease $5.3 million. This decrease in production was primarily the result of the sale of certain Net Profits Properties in the third quarter of 2005 and natural production declines.

Sales increased $0.1 million from the third quarter of 2006 to the fourth quarter of 2006. Sales increased $0.3 million primarily due to a $3.56 per barrel increase in the average oil price from $60.08 per barrel in the third quarter of 2006 to $63.64 per barrel in the fourth quarter of 2006. Production on a Boe basis from the third quarter of 2006 to the fourth quarter of 2006 decreased approximately 4,000 Boe, causing sales to decrease by $0.2 million.

Reported in the third quarter of 2006 are sales by the Trust of interests in wells in Love County, Oklahoma for proceeds of $0.1 million, or $0.02000 per Trust Unit. Reported in the second quarter of 2006 are sales by the Trust of interests in wells in Ward County, Texas for proceeds of $0.4 million, or $0.05643 per Trust Unit. Reported in the third quarter of 2005 are sales by the Trust of interests in certain Net Profits properties for proceeds of $2.4 million, or $0.37372 per Trust Unit.

Operating expenses increased $0.3 million from the third quarter of 2005 to the third quarter of 2006 primarily due to increased workover activity. Operating expenses decreased $1.2 million from the first nine months of 2005 to the first nine months of 2006. This decrease was primarily due to an out-of-period adjustment related to the Net Profits Royalties. In the second quarter of 2006, Devon determined that in prior periods, it had overstated certain of the Trust’s operating expenses in the calculations of the Net Profits Royalties. Accordingly, in the second quarter of 2006, Devon remitted $1.3 million or $0.20973 per Trust Unit to the Trust to adjust for the prior periods’ overstatement of expenses. Operating expenses decreased $0.3 million from the third quarter of 2006 to the fourth quarter of 2006 primarily due to decreased workover activity.

Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures were $7,000, $71,000, $164,000, $89,000 and $125,000 for the third quarter of 2006, the third quarter of 2005, the nine months ended 2006, the nine months ended 2005 and the fourth quarter of 2006, respectively.

Cash withheld for trust expenses decreased $225,000 from the third quarter of 2006 to the fourth quarter of 2006 because during the third quarter of 2006 an additional amount was withheld to repay an advance from Devon Energy Corporation for $225,000 related to trust expenses incurred during that quarter.

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

Item 4.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Devon to The Bank of New York Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Vice President of the Trustee, has concluded that the controls and procedures are effective.

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

SANTA FE ENERGY TRUST
(Registrant)
By	THE BANK OF NEW YORK TRUST COMPANY, N.A., TRUSTEE
By	/s/ MIKE ULRICH
Mike Ulrich
Vice President

Date: November 7, 2006

The Registrant, Santa Fe Energy Trust, has no principal or chief executive officer, principal or chief financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.