Form 10-Q
period 2007-03-31
SANTA FE ENERGY TRUST
filed 2010-05-21
CIK 893486

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11450

Santa Fe Energy Trust
(Exact name of registrant as specified in its charter)

Texas	76-6081498
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee
Global Corporate Trust
919 Congress Avenue
Austin, Texas
(Address of Principal Executive Offices)
 78701
(Zip Code)

Registrant's telephone number, including area code: (800) 852-1422

Former name, former address and former fiscal year, if changed from last report.

Not applicable

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐        No ☒

         Indicate by check mark whether the registrant has submitted eletronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒        No ☐

On May 21, 2010, 0 Depositary Units were outstanding.

 SPECIAL NOTE

        The filing of this Quarterly Report as well as the Trust's Annual Report on Form 10-K for the year ended December 31, 2006 was delayed as a result of issues regarding certain overpayments to the Trust and related issues regarding the Trust's ownership of certain assets. As a result of those issues, the Trustee of Santa Fe Energy Trust concluded on May 1, 2007 that the Trust's previously-issued financial statements should no longer be relied upon, as set forth in the Trust's Report on Form 8-K filed on May 3, 2007. The Trustee subsequently determined to restate the Trust's financial statements for the years ended December 31, 2005 and 2004. The restated financial statements are included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2006, and the restated financial statements should be read in conjunction with this Quarterly Report.

        On December 19, 2007, the Trust consummated the sale of all or substantially all of its assets to Amen Properties, Inc. and certain other purchasers for approximately $51.5 million, and, in accordance with the Trust's governing documents, the Trust liquidated on or about February 15, 2008. Unitholders of record on February 14, 2008 received a terminating distribution with respect to each Depositary Unit equal to a pro rata portion of the net proceeds from the sale of the Net Profits Royalties (subject to reserves for expenses and contingencies) and a pro rata portion of the proceeds from the matured Treasury Obligations. The distributions were made soon after the February 15, 2008 liquidation. The Trust ceased operations subsequent to the distribution.

        Trading in the Depositary Units was halted at the close of business on February 14, 2008, and the Depositary Units were delisted by the New York Stock Exchange at the same time. The Trust's reporting obligations under the Securities Exchange Act of 1934, as amended, subsequently terminated.

 PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SANTA FE ENERGY TRUST

STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited)

(In thousands, except per unit data)

	Three Months Ended March 31,
	2007	2006
		(Restated)
Royalty income
ODC royalty	$3,084	$3,415
Net profits royalty	2,597	3,505

Total royalty income	5,681	6,920
Administrative fee to Devon Energy Corporation	(79)	(76)
Cash withheld from Trust in error	—	(550)
Cash withheld for trust expenses	(75)	(100)

Distributable cash	$5,527	$6,194

Distributable cash per trust unit	$0.87731	$0.98324

Trust units outstanding	6,300	6,300

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets—cash	$314	$309

Investment in royalty interests, at cost	87,276	87,276
Less: accumulated amortization	(85,110)	(84,895)

	2,166	2,381

Total assets	$2,480	$2,690

TRUST CORPUS
Trust corpus, 6,300,000 trust units issued and outstanding	$2,480	$2,690

The accompanying notes are an integral part of the financial statements.

 SANTA FE ENERGY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

Three Months Ended March 31, 2007 and 2006

(In thousands)

Balance at December 31, 2005 (Restated)	$3,604
Cash proceeds	6,294
Cash distributions	(6,194)
Trust expenses	(134)
Amortization of royalty interests (Restated)	(360)

Balance at March 31, 2006 (Restated)	$3,210

Balance at December 31, 2006	$2,690
Cash proceeds	5,602
Cash distributions	(5,527)
Trust expenses	(70)
Amortization of royalty interests	(215)

Balance at March 31, 2007	$2,480

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST

NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

        The financial statements of the Trust are prepared on the cash basis of accounting for revenues and expenses. Royalty income is recorded when received (generally during the quarter following the end of the quarter in which the income from the Royalty Properties is received by Devon Energy Corporation ("Devon")) and is net of any cash basis exploration and development expenditures and amounts reserved for any future exploration and development costs. Expenses of the Trust, which include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and out-of-pocket expenses, are recognized when paid. Under accounting principles generally accepted in the United States of America, revenues and expenses would be recognized on an accrual basis. Amortization of the Trust's investment in Royalty Interests is recorded using the unit-of-production method in the period in which the cash is received with respect to such production; therefore, a statement of cash flows is not presented.

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

        In the opinion of the Trustee, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position, cash proceeds and distributable cash of the Trust.

        The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto and other information included in the Trust's 2006 Annual Report on Form 10-K.

SANTA FE ENERGY TRUST

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 2. Distributions to Trust Unit Holders

        The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

			Distributions
	Royalty Payment Received		Amount	Per Trust Unit
	(in thousands, except per unit data)
2006
First quarter	$6,294		$6,194	$0.98324
Second quarter	7,487	(a)	7,387	1.17243
Third quarter	6,078	(b)	5,653	0.89734
Fourth quarter	6,273		6,073	0.96390

	$26,132		$25,307	$4.01691

2007
First quarter	$5,602		$5,527	$0.87731

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

Note 4. Restatement of Previously Reported Amounts (Unaudited)

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

SANTA FE ENERGY TRUST

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 4. Restatement of Previously Reported Amounts (Unaudited) (Continued)

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

        As stated in Note 1, the financial statements of the Trust are prepared on the cash basis of accounting. Therefore, the error described above does not impact previously reported distributions for the seven-year period ended December 31, 2006. However, amounts previously reported for royalty income received and administrative fees paid to Devon during this time period were overstated. The adjustments that were made to correct this error in the accompanying 2006 Statement of Cash Proceeds and Distributable Cash are summarized below.

	Statement of Cash Proceeds and Distributable Cash
	Three Months Ended March 31, 2006
	Previously Reported	Adjustment	Restated
	(In Thousands)
Royalty income:
ODC royalty	$3,404	$11	$3,415
Net profits royalty	2,967	538	3,505

Total royalty income	6,371	549	6,920
Administrative fee to Devon	(77)	1	(76)
Underpayment made to Trust	—	(550)	(550)
Cash withheld for trust expenses	(100)	—	(100)

Distributable cash	$6,194	$—	$6,194

        Additionally, amounts previously reported for amortization of royalty interests during the seven-year period ended December 31, 2006 were also misstated. This error also caused a similar

SANTA FE ENERGY TRUST

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 4. Restatement of Previously Reported Amounts (Unaudited) (Continued)

overstatement of trust corpus. The adjustments that were made to correct this error in the accompanying 2006 Statement of Changes in Trust Corpus are summarized below.

	Statement of Changes in Trust Corpus
	Three Months Ended March 31, 2006
	Previously Reported	Adjustment	Restated
	(In Thousands)
Trust corpus, December 31, 2005	$4,940	$(1,336)	$3,604
Cash proceeds	6,294	—	6,294
Cash distributions	(6,194)	—	(6,194)
Trust expenses	(134)	—	(134)
Amortization of royalty interests	(349)	(11)	(360)

Trust corpus, March 31, 2006	$4,557	$(1,347)	$3,210

Note 5. Subsequent Event (Unaudited)

        On December 19, 2007, the Trustee announced that it completed the sale of all of the Net Profits Royalties held by the Trust to Amen Properties, Inc. and certain other purchasers. The aggregate price for the assets sold was approximately $51.5 million, after making adjustments pursuant to the purchase agreement.

        The Trustee distributed the net proceeds of the sale (after deducting amounts necessary to pay all fees, expenses, liabilities and other obligations of the Trust, and after setting aside any amounts the Trustee determined to hold in reserve, and subject to post-closing adjustments under the purchase agreement) on February 29, 2008 to unitholders of record at the close of business on February 14, 2008. The distribution was made concurrently with the Trust's distribution for the quarter ending December 31, 2007.

        The United States Treasury book-entry securities representing stripped-interest coupons held by the Trustee as Custodian matured on February 15, 2008. Unitholders of record at the close of business on February 14, 2008 were entitled to receive the cash proceeds from the matured Treasury Obligations on deposit with the Custodian. The cash proceeds were distributed as promptly as practicable on or after February 15, 2008.

        The Trust was liquidated on February 15, 2008 and ceased operations. After that date the Trustee continued to act as trustee of the trust estate for purposes of distributing the trust estate and winding up the affairs of the Trust.

        The Trustee instructed the Trust's transfer agent to stop transfer of the Trust's units immediately following the close of business on February 14, 2008 and requested that the New York Stock Exchange delist the units at that time. The Trust's reporting obligations under the Securities Exchange Act of 1934, as amended, subsequently terminated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion addresses material changes in results of operations for the three months ended March 31, 2007, compared to the three months ended March 31, 2006 and in financial condition since December 31, 2006. It is presumed that readers have read or have access to the Trust's 2006 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The Trust terminated and the Net Profits Royalties were sold on December 19, 2007. Each holder of Depositary Units of record as of the day next preceding the Liquidation Date was entitled to receive a liquidating distribution equal to (1) $20 per Depositary Unit from the proceeds of the matured Treasury Obligations, plus (2) a pro rata portion of the net proceeds from the sale of Net Profits Royalties, to the extent not previously distributed. Following the Liquidation Date, Holders were no longer entitled to receive quarterly distributions and the Depositary Units ceased trading. Please read "Description of the Trust Units and Depositary Units—Termination and Liquidation of the Trust" in the Trust's 2006 Annual Report on Form 10-K.

General; Liquidity and Capital Resources

        The Trust's results of operations were dependent upon the sales prices and quantities of oil and gas produced from the Royalty Properties, the costs of producing such resources and the amount of capital expenditures made with respect to such properties.

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

        Trust expenses included accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and other out-of-pocket expenses. The Trust's ability to pay expenses primarily depended on receipt of royalty income. Devon had the ability, at its sole discretion and without obligation to do so, to advance funds to the Trust to enable the Trust to pay expenses. The Trustee was authorized to borrow funds required to pay liabilities of the Trust, provided that any such borrowings were repaid in full prior to making further distributions to Holders. As of March 31, 2007, Devon had no outstanding advances to the Trust.

Results of Operations

        Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the second quarter of 2007 reflects revenues received and costs and expenses paid by Devon in the first quarter of 2007. On May 31, 2007, the Trust made a cash distribution of $2.6 million, or $0.40513 per Trust Unit, to unitholders of record on May 15, 2007.

	Three Months Ended March 31,
			Second Quarter 2007
	2007	2006
		(Restated)
Volumes and Prices
Oil volumes (Bbls):
Wasson ODC royalty	62,200	66,400	60,200
Net profits royalties	34,695	32,602	26,259
Gas volumes (Mcf):
Net profits royalties	221,823	230,596	173,602
Oil average prices ($/Bbl):
Wasson ODC royalty	$53.34	$54.00	$52.73
Net profits royalty	56.57	53.82	48.18
Gas average prices ($/Mcf):
Net profits royalties	$5.44	$7.98	$5.95
Cash Proceeds and Distributable Cash (in thousands, except per unit data)
Wasson ODC royalty:
Sales	$3,318	$3,585	$3,174
Operating expenses	(234)	(170)	(161)

	3,084	3,415	3,013

Net profits royalty:
Sales	3,179	3,605	2,306
Proceeds from the sale of property	—	—	270
Operating expenses	(535)	(543)	(403)
Capital (expenditures) recoveries	(47)	443	(11)

	2,597	3,505	2,162

Total royalties	5,681	6,920	5,175
Administrative fee to Devon	(79)	(76)	(81)
Cash withheld from Trust in error	—	(550)	—
Recoupment of past overpayments	—	—	(1,892)
Payment received	5,602	6,294	3,202
Cash withheld for trust expenses	(75)	(100)	(650)

Distributable cash	$5,527	$6,194	$2,552

Distributable cash per unit	$0.87731	$0.98324	$0.40513

        Sales decreased $0.7 million from the first quarter of 2006 to the first quarter of 2007. Sales increased $0.1 million due to a $0.56 per barrel increase in the average price of oil from $53.94 per barrel in the first quarter of 2006 to $54.50 per barrel in the first quarter of 2007. Sales decreased $0.6 million due to a $2.54 per Mcf decrease in the average gas price from $7.98 per Mcf in the first quarter of 2006 to $5.44 in the first quarter of 2007. Production on a barrels of oil equivalent ("Boe") basis from the first quarter of 2006 to the first quarter of 2007 decreased approximately 4,000 Boe, causing sales to decrease $0.2 million. This decrease in production was primarily the result of the sale of certain Net Profits Properties in 2005, timing of receipts and natural production declines.

        Sales decreased $1.0 million from the first quarter of 2007 to the second quarter of 2007. A production decrease of approximately 18,000 Boe in the second quarter of 2007, as compared to the first quarter of 2007, caused sales to decrease by $0.8 million. The decrease in production was due to a 2,000 barrel reduction in the Wasson ODC royalty due to certain quarterly limitations set forth in the conveyance agreement, natural production declines and timing of receipts. This was further reduced by an decrease in sales of $0.2 million due to a $0.51 per Mcf increase in the average gas price from $5.44 per Mcf in the first quarter of 2007 to $5.95 per Mcf in the second quarter of 2007 offset by a $3.15 per barrel decrease in the average price of oil from $54.50 per barrel in the first quarter of 2007 to $51.35 per barrel in the second quarter of 2007.

        Operating expenses increased $0.1 million from the first quarter of 2006 to the first quarter of 2007. Operating expenses decreased $0.2 million from the first quarter of 2007 to the second quarter of 2007.

        Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures were $47,000 for the first quarter of 2007 compared to capital recoveries of $443,000 for the first quarter of 2006. Capital expenditures were $11,000 for the second quarter of 2007.

Overpayments of Previous Distributions and Subsequent Recoupments

        In March 2007, in preparation for the Trust's sale of the Net Profits Royalties in conjunction with the liquidation of the Trust, Devon began a review of its files relating to the Net Profits Royalties. As a result of this review, Devon identified a number of overpayments it had made to the Trust related to royalty interests that the Trust did not actually own. Devon determined and the Trustee ultimately agreed that for the seven-year period ended December 31, 2006 the Trust had been overpaid by approximately $10.6 million. The portion of this total overpayment that relates to 2006, 2005 and 2004 was $0.3 million, $3.0 million and $4.4 million, respectively.

        Throughout 2007 Devon recouped approximately $7.7 million of the overpayments as allowed by the conveyances to the Trust.

Sale of Net Profits Royalties

        On December 19, 2007, the Trustee announced that it had completed the sale of all of the Net Profits Royalties held by the Trust to Amen Properties, Inc. and certain other purchasers. The aggregate price for the assets sold was approximately $51.5 million, after making adjustments pursuant to the purchase agreement.

        The Trustee distributed the net proceeds of the sale (after deducting amounts necessary to pay all fees, expenses, liabilities and other obligations of the Trust, and after setting aside any amounts the Trustee determined to hold in reserve, and subject to post-closing adjustments under the purchase agreement) on February 29, 2008 to unitholders of record at the close of business on February 14, 2008. The distribution was made concurrently with the Trust's distribution for the quarter ending December 31, 2007.

        The United States Treasury book-entry securities representing stripped-interest coupons held by the Trustee as Custodian matured on February 15, 2008. Unitholders of record at the close of business on February 14, 2008 were entitled to receive the cash proceeds from the matured Treasury Obligations on deposit with the Custodian. The cash proceeds were distributed as promptly as practicable on or after February 15, 2008.

        The Trust was liquidated on February 15, 2008. After that date the Trustee continued to act as trustee of the trust estate for purposes of distributing the trust estate and winding up the affairs of the Trust.

        The Trustee instructed the Trust's transfer agent to stop transfer of the Trust's units immediately following the close of business on February 14, 2008 and requested that the New York Stock Exchange delist the units at that time. The Trust's reporting obligations under the Securities Exchange Act of 1934, as amended, subsequently terminated.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Disclosures About Market Risk

        Not applicable.

Item 4. Controls and Procedures

(a)   Background

        As a result of the issues described in the Trust's Annual Report on Form 10-K for the year ended December 31, 2006 (the "2006 Annual Report") and in the Trust's prior Current Reports on Form 8-K regarding certain overpayments Devon made to the Trust and related issues regarding the Trust's ownership of certain assets, the Trustee of the Trust concluded on May 1, 2007 that the Trust's previously-issued financial statements should no longer be relied upon, as set forth in the Trust's Report on Form 8-K filed on May 3, 2007. The Trustee subsequently determined to restate the Trust's financial statements for the years ended December 31, 2005 and 2004 to identify overpayments made to the Trust. The restated financial statements are included in the Trust's 2006 Annual Report. The adjustments made as a result of the restatement are more fully discussed in Note 8 of the Notes to the Financial Statements of Santa Fe Energy Trust for the year ended December 31, 2006 and in Part II—Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Trust's Annual Report.

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

        As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trust's disclosure controls and procedures. Based upon that evaluation and the restatement of the Trust's financial statements as described above, which arose from the material weakness in internal control over financial reporting described herein, Mike Ulrich, as Trust Officer of the Trustee, has concluded that the Trust's disclosure controls and procedures were not effective as of March 31, 2007. However, based on the additional procedures performed by Devon and the independent consultants retained by Devon during 2007, and the additional procedures performed by the independent oil and gas auditing firm retained by the Trustee to review the work performed by Devon and its consultants, the Trustee believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial position and results of operations and cash flows of the Trust as of the dates, and for the periods presented in accordance with generally accepted accounting principles.

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

(c)   Changes in Internal Control Over Financial Reporting.

        During 2007 (including the period covered by this report) there were changes in the Trust's internal control over financial reporting that materially affected the Trust's internal control over financial reporting. As a result of the material weakness described in the 2006 Annual Report, in addition to committing internal resources to the review, Devon retained independent oil and gas title consultants from two consulting firms, which reviewed Devon's title files relating to the Trust, to determine whether Devon had actually included interests not owned by the Trust in the reports previously sent to the Trustee and to the Trust's independent petroleum engineers, and whether it had actually overpaid the Trust. In addition, the Trustee retained outside consultants to review the work being performed by Devon and its outside consultants. In the opinion of the Trustee, the reviews conducted by Devon and the consulting firms it retained and the review conducted by the consulting firm retained by the Trustee, materially affected the Trust's internal control over financial reporting during 2007, including the period covered by this report.

 PART II
OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 1A. Risk Factors

        Risk factors for the Trust prior to its liquidation are included in Item 1A. "Risk Factors" in the Trust's 2006 Annual Report on Form 10-K. The Trust liquidated in early 2008.

Item 6. Exhibits

(a)
Exhibits

			SEC File or Registration Number	Exhibit Number
3	(a)*	Form of Trust Agreement of Santa Fe Energy Trust	33-51760	3.1
4	(a)*	Form of Custodial Deposit Agreement	33-51760	4.2
4	(b)*	Form of Secure Principal Energy Receipt (included as Exhibit A to Exhibit 4(a))	33-51760	4.1
10	(a)*	Form of Net Profits Conveyance (Multi-State)	33-51760	10.1
10	(b)*	Form of Wasson Conveyance	33-51760	10.2
10	(c)*	Form of Louisiana Mortgage	33-51760	10.3
31		Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32		Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*
Previously filed

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of May 2010.

SANTA FE ENERGY TRUST (Registrant)
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

QuickLinks

SPECIAL NOTE
PART I—FINANCIAL INFORMATION
SANTA FE ENERGY TRUST STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited) (In thousands, except per unit data)
STATEMENTS OF ASSETS AND TRUST CORPUS (In thousands, except unit data)
SANTA FE ENERGY TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited) Three Months Ended March 31, 2007 and 2006 (In thousands)
SANTA FE ENERGY TRUST NOTES TO FINANCIAL STATEMENTS (Unaudited)
PART II OTHER INFORMATION
SIGNATURE