Form 10-Q
period 2007-06-30
SANTA FE ENERGY TRUST
filed 2010-05-21
CIK 893486

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
 700 Lavaca
Austin, Texas 78701

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check made whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulstion S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

On May 20, 2010, 0 Depositary Units were outstanding.

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

 PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SANTA FE ENERGY TRUST

STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited)

(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Royalty income:
ODC royalty	$3,013	$3,238	$6,097	$6,653
Net profits royalty	2,162	4,231	4,759	7,736

Total royalty income	5,175	7,469	10,856	14,389
Administrative fee to Devon Energy Corporation	(81)	(78)	(160)	(154)
Overpayment (underpayment) made to Trust in error	—	96	—	(454)
Recoupment of past overpayments	(1,892)	—	(1,892)	—
Cash withheld for trust expenses	(650)	(100)	(725)	(200)

Distributable cash	$2,552	$7,387	$8,079	$13,581

Distributable cash per trust unit	$0.40513	$1.17243	$1.28244	$2.15567

Trust units outstanding	6,300	6,300	6,300	6,300

The accompanying notes are an integral part of the financial statements.

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets—cash	$620	$309

Investment in royalty interests, at cost	87,276	87,276
Less: accumulated amortization	(85,292)	(84,895)

	1,984	2,381

Total assets	$2,604	$2,690

TRUST CORPUS
Trust corpus, 6,300,000 trust units issued and outstanding	$2,604	$2,690

SANTA FE ENERGY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

Six Months Ended June 30, 2007 and 2006

(In thousands)

Balance at December 31, 2005 (Restated)	$3,604
Cash proceeds	13,781
Cash distributions	(13,581)
Trust expenses	(422)
Amortization of royalty interests (Restated)	(643)

Balance at June 30, 2006 (Restated)	$2,739

Balance at December 31, 2006	$2,690
Cash proceeds	8,804
Cash distributions	(8,079)
Trust expenses	(414)
Amortization of royalty interests	(397)

Balance at June 30, 2007	$2,604

The accompanying notes are an integral part of the financial statements.

SANTA FE ENERGY TRUST

NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

        The financial statements of the Trust are prepared on the cash basis of accounting for revenues and expenses. Royalty income is recorded when received (generally during the quarter following the end of the quarter in which the income from the Royalty Properties is received by Devon Energy Corporation "Devon")) and is net of any cash basis exploration and development expenditures and amounts reserved for any future exploration and development costs. Expenses of the Trust, which include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and out-of-pocket expenses, are recognized when paid. Under accounting principles generally accepted in the United States of America, revenues and expenses would be recognized on an accrual basis. Amortization of the Trust's investment in Royalty Interests is recorded using the unit-of-production method in the period in which the cash is received with respect to such production; therefore, a statement of cash flows is not presented.

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

        In the opinion of the Trustee all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position, cash proceeds and distributable cash of the Trust.

        The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto and other information included in the Trust's 2006 Annual Report on Form 10-K.

SANTA FE ENERGY TRUST

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 2. Distributions to Trust Unit Holders

        The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

			Distributions
	Royalty Payment Received		Amount	Per Trust Unit
	(in thousands, except per unit data)
2006
First quarter	$6,294		$6,194	$0.98324
Second quarter	7,487	(a)	$7,387	$1.17243
Third quarter	6,078	(b)	5,653	0.89734
Fourth quarter	6,273		6,073	0.96390

	$26,132		$25,307	$4.01691

2007
First quarter	$5,602		$5,527	$0.87731
Second quarter	$3,202	(c)	$2,552	$0.40513

(a)
Includes proceeds from the sale of Net Profits properties of $0.4 million or $0.05643 per Trust Unit.

(b)
Includes proceeds from the sale of Net Profits properties of $0.1 million or $0.02000 per Trust Unit.

(c)
Includes proceeds from the sale of Net Profits properties of $0.3 million or $0.04286 per Trust Unit.

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

        As stated in Note 1, the financial statements of the Trust are prepared on the cash basis of accounting. Therefore, the error described above does not impact previously reported distributions for the seven-year period ended December 31, 2006. However, amounts previously reported for royalty income received and administrative fees paid to Devon during this time period were overstated. The adjustments that were made to correct this error in the accompanying 2006 Statements of Cash Proceeds and Distributable Cash are summarized below.

	Statements of Cash Proceeds and Distributable Cash
	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Previously Reported	Adjustment	Restated	Previously Reported	Adjustment	Restated
	(In Thousands)
Royalty income:
ODC royalty	$3,225	$13	$3,238	$6,629	$24	$6,653
Net profits royalty	4,341	(110)	4,231	7,308	428	7,736

Total royalty income	7,566	(97)	7,469	13,937	452	14,389
Administrative fee to Devon	(79)	1	(78)	(156)	2	(154)
Over(under) payment made to Trust	—	96	96	—	(454)	(454)
Cash withheld for trust expenses	(100)	—	(100)	(200)	—	(200)

Distributable cash	$7,387	$—	$7,387	$13,581	$—	$13,581

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

	Statement of Changes in Trust Corpus
	Six Months Ended June 30, 2006
	Previously Reported	Adjustment	Restated
	(In Thousands)
Trust corpus, December 31, 2005	$4,940	$(1,336)	$3,604
Cash proceeds	13,781	—	13,781
Cash distributions	(13,581)	—	(13,581)
Trust expenses	(422)	—	(422)
Amortization of royalty interests	(664)	21	(643)

Trust corpus, June 30, 2006	$4,054	$(1,315)	$2,739

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

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion addresses material changes in results of operations for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006 and in financial condition since December 31, 2006. It is presumed that readers have read or have access to the Trust's 2006 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The Trust terminated and the Net Profits Royalties were sold on or about December 19, 2007. Each holder of Depositary Units of record as of the day next preceding the Liquidation Date was entitled to receive a liquidating distribution equal to (1) $20 per Depositary Unit from the proceeds of the matured Treasury Obligations, plus (2) a pro rata portion of the net proceeds from the sale of Net Profits Royalties, to the extent not previously distributed. Following the Liquidation Date, Holders were no longer entitled to receive quarterly distributions and the Depositary Units ceased trading. Please read "Description of the Trust Units and Depositary Units—Termination and Liquidation of the Trust" in the Trust's 2006 Annual Report on Form 10-K.

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

        Trust expenses included accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and other out-of-pocket expenses. The Trust's ability to pay expenses primarily depended on receipt of royalty income. Devon had the ability, at its sole discretion and without obligation to do so, to advance funds to the Trust to enable the Trust to pay expenses. The Trustee was authorized to borrow funds required to pay liabilities of the Trust, provided that any such borrowings were repaid in full prior to making further distributions to Holders. As of June 30, 2007, there were no outstanding advances to the Trust from Devon.

Results of Operations

        Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the third quarter of 2007 reflects revenues received and costs and expenses paid by Devon in the second quarter of 2007. On August 31, 2007, the Trust made a cash distribution of $3.0 million, or $0.47686 per Trust Unit, to unitholders of record on August 15, 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
					Third Quarter 2007
	2007	2006	2007	2006
		(Restated)		(Restated)
Volumes and Prices
Oil volumes (Bbls):
Wasson ODC royalty	60,200	62,200	122,400	128,600	60,200
Net profits royalties	26,259	25,787	60,954	58,389	29,164
Gas volumes (Mcf):
Net profits royalties	173,602	196,663	395,425	427,259	146,301
Oil average prices ($/Bbl):
Wasson ODC royalty	$52.73	$55.92	$53.04	$54.93	$58.52
Net profits royalty	48.18	53.55	52.96	53.70	49.53
Gas average prices ($/Mcf):
Net profits royalties	5.95	9.36	5.66	8.62	6.45
Cash Proceeds and Distributable Cash (in thousands, except per unit data)
Wasson ODC royalty:
Sales	$3,174	$3,479	$6,492	$7,064	$3,523
Operating expenses	(161)	(241)	(395)	(411)	(177)

	3,013	3,238	6,097	6,653	3,346

Net profits royalty:
Sales	2,306	3,230	5,485	6,835	2,397
Proceeds from property sales	270	356	270	356	39
Operating (expenses) recoveries	(403)	769	(938)	226	(413)
Capital (expenditures) recoveries	(11)	(124)	(58)	319	(3)

	2,162	4,231	4,759	7,736	2,020

Total royalties	5,175	7,469	10,856	14,389	5,366
Administrative fee to Devon Energy Corporation	(81)	(78)	(160)	(154)	(81)
Overpayment (underpayment) made to Trust in error	—	96	—	(454)	—
Recoupment of past overpayments	(1,892)	—	(1,892)	—	(1,981)

Payment received	3,202	7,487	8,804	13,781	3,304
Cash withheld for trust expenses	(650)	(100)	(725)	(200)	(300)

Distributable cash	$2,552	$7,387	$8,079	$13,581	$3,004

Distributable cash per unit	$0.40513	$1.17243	$1.28244	$2.15567	$0.47686

        Sales decreased $1.2 million from the second quarter of 2006 to the second quarter of 2007. Sales decreased $0.9 million due to a $3.87 per barrel decrease in the average price of oil from $55.22 per barrel in the second quarter of 2006 to $51.35 per barrel in the second quarter of 2007 and due to a $3.41 per Mcf decrease in the average gas price from $9.36 per Mcf in the second quarter of 2006 to $5.95 in the second quarter of 2007. Production on a barrels of oil equivalent ("Boe") basis from the second quarter of 2006 to the second quarter of 2007 decreased approximately 5,000 Boe, causing sales to decrease $0.3 million. This decrease in production was primarily the result of the sale of certain Net Profits Properties in 2005 and 2006 and natural production declines.

        Sales decreased $1.9 million from the first half of 2006 to the first half of 2007. Sales decreased $1.4 million due to a $1.54 per barrel decrease in the average price of oil from $54.55 per barrel during the first half of 2006 to $53.01 per barrel during the first half of 2007 and due to a $2.96 per Mcf decrease in average gas price from $8.62 per Mcf during the first half of 2006 to $5.66 per Mcf during the first half of 2007. Production on a Boe basis from the first half of 2006 to the first half of 2007 decreased approximately 9,000 Boe, causing sales to decrease $0.5 million. This decrease in production was primarily the result of the sale of certain Net Profits Properties in 2005 and natural production declines.

        Sales increased $0.4 million from the second quarter of 2007 to the third quarter of 2007. Production on a Boe basis from the second quarter of 2007 to the third quarter of 2007 decreased approximately 2,000 Boe, causing sales to decrease by $0.1 million. Sales increased $0.5 million due to a $0.50 per Mcf increase in the average gas price from $5.95 per Mcf in the second quarter of 2007 to $6.45 per Mcf in the third quarter of 2007, and a $4.24 per barrel increase in the average price of oil from $51.35 per barrel in the second quarter of 2007 to $55.59 per barrel in the third quarter of 2007.

        In the second quarter of 2007, the Trust sold interests in wells in Reagan County, Texas, for proceeds of $0.3 million, or $0.04286 per Trust Unit. In the third quarter of 2007, the Trust sold interests in wells in Barber County, Kansas for proceeds of $0.04 million, or $0.006237 per Trust Unit.

        Operating expenses increased $1.1 million from the second quarter of 2006 to the second quarter of 2007, increased $1.1 million from the first half of 2006 to the first half of 2007 and were flat from the second quarter of 2007 to the third quarter of 2007. This activity was primarily due to an out-of-period adjustment related to the Net Profits Royalties. In the second quarter of 2006, Devon determined that in prior periods, it had overstated certain of the Trust's operating expenses in the calculations of the Net Profits Royalties. Accordingly, in the second quarter of 2006, Devon remitted $1.3 million or $0.20973 per Trust Unit to the Trust to adjust for the prior periods' overstatement of expenses.

        Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures (recoveries) were $11,000, $124,000, $58,000, $(319,000) and $3,000 for the second quarter of 2007, the second quarter of 2006, the six months ended 2007, the six months ended 2006 and the third quarter of 2007, respectively.

        Cash withheld for trust expenses decreased $350,000 from the second quarter of 2007 to the third quarter of 2007.

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

        As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trust's disclosure controls and procedures. Based upon that evaluation and the restatement of the Trust's financial statements as described above, which arose from the material weakness in internal control over financial reporting described herein, Mike Ulrich, as Trust Officer of the Trustee, has concluded that the Trust's disclosure controls and procedures were not effective as of June 30, 2007. However, based on the additional procedures performed by Devon and the independent consultants retained by Devon during 2007, and the additional procedures performed by the independent oil and gas auditing firm retained by the Trustee to review the work performed by Devon and its consultants, the Trustee believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial position and results of operations and cash flows of the Trust as of the dates, and for the periods presented in accordance with generally accepted accounting principles.

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

Item 1. Legal Proceedings.

        None.

Item 1A. Risk Factors.

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
Previously filed.

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

QuickLinks

SPECIAL NOTE
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements .
SANTA FE ENERGY TRUST STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited) (In thousands, except per unit data)
STATEMENTS OF ASSETS AND TRUST CORPUS (In thousands, except unit data)
SANTA FE ENERGY TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited) Six Months Ended June 30, 2007 and 2006 (In thousands)
SANTA FE ENERGY TRUST NOTES TO FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 6. Exhibits
SIGNATURE