Form 10-Q
period 2007-09-30
SANTA FE ENERGY TRUST
filed 2010-05-21
CIK 893486

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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

 PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SANTA FE ENERGY TRUST

STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited)

(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Royalty income:
ODC royalty	$3,346	$3,717	$9,443	$10,370
Net profits royalty	2,020	1,978	6,779	9,714

Total royalty income	5,366	5,695	16,222	20,084
Administrative fee to Devon Energy Corporation	(81)	(78)	(241)	(232)
Overpayments made to Trust in error	—	461	—	7
Recoupment of past overpayments	(1,981)	—	(3,873)	—
Cash withheld for trust expenses	(300)	(425)	(1,025)	(625)

Distributable cash	$3,004	$5,653	$11,083	$19,234

Distributable cash per trust unit	$0.47686	$0.89734	$1.75930	$3.05301

Trust units outstanding	6,300	6,300	6,300	6,300

 SANTA FE ENERGY TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets—cash	$98	$309

Investment in royalty interests, at cost	87,276	87,276
Less: accumulated amortization	(85,471)	(84,895)

	1,805	2,381

Total assets	$1,903	$2,690

TRUST CORPUS
Trust corpus, 6,300,000 trust units issued and outstanding	$1,903	$2,690

STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

Nine Months Ended September 30, 2007 and 2006

(In thousands)

Balance at December 31, 2005 (Restated)	$3,604
Cash proceeds	19,859
Cash distributions	(19,234)
Trust expenses	(549)
Amortization of royalty interests (Restated)	(903)

Balance at September 30, 2006 (Restated)	$2,777

Balance at December 31, 2006	$2,690
Cash proceeds	12,108
Cash distributions	(11,083)
Trust expenses	(1,236)
Amortization of royalty interests	(576)

Balance at September 30, 2007	$1,903

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

        The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto and other information included in the Trust's 2005 Annual Report on Form 10-K.

Note 2. Distribution to Trust Unit Holders

        The Trust has received royalty payments net of administrative fees paid to Devon and made distributions as follows:

			Distributions
	Royalty Payment Received		Amount	Per Trust Unit
	(in thousands, except per unit data)
2006
First quarter	$6,294		$6,194	$0.98324
Second quarter	7,487	(a)	7,387	1.17243
Third quarter	6,078	(b)	5,653	0.89734
Fourth quarter	6,273		6,073	0.96390

	$26,132		$25,307	$4.01691

2007
First quarter	$5,602		$5,527	$0.87731
Second quarter	$3,202	(c)	$2,552	$0.40513
Third quarter	$3,304	(d)	$3,004	$0.47686

(a)
Includes proceeds from the sale of Net Profits properties of $0.4 million or $0.05643 per Trust Unit.

SANTA FE ENERGY TRUST

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 2. Distribution to Trust Unit Holders (Continued)

(b)
Includes proceeds from the sale of Net Profits properties of $0.1 million or $0.02000 per Trust Unit.

(c)
Includes proceeds from the sale of Net Profits properties of $0.3 million or $0.04286 per Trust Unit.

(d)
Includes approximately $3.3 million attributable to the Wasson ODC unit and $39,293 resulting from the sale of a net profits interest during the quarter, but does not include any other amounts payable on the Trust's net profits interests, as Devon has concluded that Devon is entitled to reduce the distribution by the approximately $2.0 million otherwise payable on the net profits interests in order to recoup a portion of the amount Devon believes it has overpaid the Trust.

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

	Statements of Cash Proceeds and Distributable Cash
	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Previously Reported	Adjustment	Restated	Previously Reported	Adjustment	Restated
	(In Thousands)
Royalty income:
ODC royalty	$3,713	$4	$3,717	$10,342	$28	$10,370
Net profits royalty	2,444	(466)	1,978	9,752	(38)	9,714

Total royalty income	6,157	(462)	5,695	20,094	(10)	20,084
Administrative fee to Devon	(79)	1	(78)	(235)	3	(232)
Overpayment made to Trust	—	461	461	—	7	7
Cash withheld for trust expenses	(425)	—	(425)	(625)	—	(625)

Distributable cash	$5,653	$—	$5,653	$19,234	$—	$19,234

        Additionally, amounts previously reported for amortization of royalty interests during the seven-year period ended December 31, 2006 were also misstated. This error also caused a similar overstatement of trust corpus. The adjustments that were made to correct this error in the accompanying 2006 Statement of Changes in Trust Corpus are summarized below.

	Statement of Changes in Trust Corpus
	Nine Months Ended September 30, 2006
	Previously Reported	Adjustment	Restated
	(In Thousands)
Trust corpus, December 31, 2005	$4,940	$(1,336)	$3,604
Cash proceeds	19,859	—	19,859
Cash distributions	(19,234)	—	(19,234)
Trust expenses	(549)	—	(549)
Amortization of royalty interests	(994)	91	(903)

Trust corpus, September 30, 2006	$4,022	$(1,245)	$2,777

Note 5. Subsequent Event (Unaudited)

        On December 19, 2007, the Trustee announced that it completed the sale of all of the Net Profits Royalties held by the Trust to Amen Properties, Inc. and certain other purchasers. The aggregate price for the assets sold was approximately $51.5 million, after making adjustments pursuant to the purchase agreement.

SANTA FE ENERGY TRUST

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 5. Subsequent Event (Unaudited) (Continued)

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

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion addresses material changes in results of operations for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006 and in financial condition since December 31, 2006. It is presumed that readers have read or have access to the Trust's 2006 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The Trust was terminated and the Net Profits Royalties were sold on or about December 19, 2007. Each holder of Depositary Units of record as of the day next preceding the Liquidation Date was entitled to receive a liquidating distribution equal to (1) $20 per Depositary Unit from the proceeds of the matured Treasury Obligations, plus (2) a pro rata portion of the net proceeds from the sale of Net Profits Royalties, to the extent not previously distributed. Following the Liquidation Date, Holders were no longer entitled to receive quarterly distributions and the Depositary Units ceased trading. Please read "Description of the Trust Units and Depositary Units—Termination and Liquidation of the Trust" in the Trust's 2006 Annual Report on Form 10-K.

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

        Trust expenses included accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to Devon and other out-of-pocket expenses. The Trust's ability to pay expenses primarily depended on receipt of royalty income. Devon had the ability, at its sole discretion and without obligation to do so, to advance funds to the Trust to enable the Trust to pay expenses. The Trustee was authorized to borrow funds required to pay liabilities of the Trust, provided that any such borrowings were repaid in full prior to making further distributions to Holders. As of September 30, 2007, there were no outstanding advances to the Trust from Devon.

Results of Operations

        Royalty income is recorded by the Trust when received, generally during the quarter following the end of the quarter in which revenues are received and costs and expenses are paid by Devon. Cash proceeds from the Royalty Properties may fluctuate from quarter to quarter due to the timing of receipts and payment of revenues and costs and expenses as well as changes in prices and production volumes. The following table reflects pertinent information with respect to the cash proceeds from the Royalty Properties and the net distributable cash of the Trust. The information presented with respect to the third quarter of 2007 reflects revenues received and costs and expenses paid by Devon in the second quarter of 2007. On November 30, 2007, the Trust will make a cash distribution of $3.0 million, or $0.46918 per Trust Unit, to unitholders of record on November 15, 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
					Fourth Quarter 2007
	2007	2006	2007	2006
		(Restated)		(Restated)
Volumes and Prices
Oil volumes (Bbls):
Wasson ODC royalty	60,200	62,200	182,600	190,800	60,200
Net profits royalties	29,164	29,401	90,118	87,790	38,379
Gas volumes (Mcf):
Net profits royalties	146,301	182,113	541,726	609,372	239,740
Oil average prices ($/Bbl):
Wasson ODC royalty	$58.52	$64.00	$54.85	$57.89	$70.55
Net profits royalty	49.53	53.23	51.85	53.55	55.42
Gas average prices ($/Mcf):
Net profits royalties	6.45	6.55	5.87	8.00	6.61
Cash Proceeds and Distributable Cash (in thousands, except per unit data)
Wasson ODC royalty:
Sales	$3,523	$3,981	$10,015	$11,045	$4,247
Operating expenses	(177)	(264)	(572)	(675)	(210)

	3,346	3,717	9,443	10,370	4,037

Net profits royalty:
Sales	2,397	2,764	7,883	9,599	3,708
Proceeds from property sales	39	126	309	482	—
Operating expenses	(413)	(769)	(1,352)	(543)	(603)
Capital (expenditures) recoveries	(3)	(143)	(61)	176	(821)

	2,020	1,978	6,779	9,714	2,284

Total royalties	5,366	5,695	16,222	20,084	6,321
Administrative fee to Devon Energy Corporation	(81)	(78)	(241)	(232)	(81)
Overpayments made to Trust in error	—	461	—	7	—
Recoupment of past overpayments	(1,981)	—	(3,873)	—	(2,284)

Payment received	3,304	6,078	12,108	19,859	3,956
Cash withheld for trust expenses	(300)	(425)	(1,025)	(625)	(1,020)

Distributable cash	$3,004	$5,653	$11,083	$19,234	$2,936

Distributable cash per unit	$0.47686	$0.89734	$1.75930	$3.05301	$0.46603

        Sales decreased $0.8 million from the third quarter of 2006 to the third quarter of 2007. Production on a barrels of oil equivalent ("Boe") basis decreased approximately 8,000 Boe from the third quarter of 2006 to the third quarter of 2007, causing sales to decrease $0.4 million. This decrease in production was primarily the result of natural production declines. Sales decreased $0.4 million due to a $4.95 per barrel decrease in the average price of oil from $60.54 per barrel in the third quarter of 2006 to $55.59 per barrel in the third quarter of 2007 and due to a $0.10 per Mcf decrease in the average gas price from $6.55 per Mcf in the third quarter of 2006 to $6.45 in the third quarter of 2007.

        Sales decreased $2.8 million from the first nine months of 2006 to the first nine months of 2007. Sales decreased $1.9 million due to a $2.66 per barrel decrease in the average price of oil from $56.52 per barrel during the first nine months of 2006 to $53.86 per barrel during the first nine months of 2007 and due to a $2.13 per Mcf decrease in average gas price from $8.00 per Mcf during the first nine months of 2006 to $5.87 per Mcf during the first nine months of 2007. Production on a Boe basis decreased approximately 17,000 Boe from the first nine months of 2006 to the first nine months of 2007, causing sales to decrease $0.9 million. This decrease in production was primarily the result of the sale of certain Net Profits Properties in the third quarter of 2005 and natural production declines.

        Sales increased $2.0 million from the third quarter of 2007 to the fourth quarter of 2007. Sales increased $0.9 million primarily due to a $9.07 per barrel increase in the average oil price from $55.59 per barrel in the third quarter of 2007 to $64.66 per barrel in the fourth quarter of 2007. Production on a Boe basis from the third quarter of 2007 to the fourth quarter of 2007 increased approximately 25,000 Boe, causing sales to increase by $1.1 million.

        Reported in the third quarter of 2006 are sales by the Trust of interests in wells in Love County, Oklahoma for proceeds of $0.1 million, or $0.02000 per Trust Unit. Reported in the second quarter of 2006 are sales by the Trust of interests in wells in Ward County, Texas for proceeds of $0.4 million, or $0.05643 per Trust Unit.

        Operating expenses decreased $0.4 million from the third quarter of 2006 to the third quarter of 2007. Operating expenses increased $0.7 million from the first nine months of 2006 to the first nine months of 2007. This increase was primarily due to an out-of-period adjustment related to the Net Profits Royalties. In the second quarter of 2006, Devon determined that in prior periods, it had overstated certain of the Trust's operating expenses in the calculations of the Net Profits Royalties. Accordingly, in the second quarter of 2006, Devon remitted $1.3 million or $0.20973 per Trust Unit to the Trust to adjust for the prior periods' overstatement of expenses. Operating expenses increased $0.2 million from the third quarter of 2007 to the fourth quarter of 2007.

        Proceeds from the Net Profits Royalties are net of capital expenditures with respect to the development of the Net Profits Properties. Capital expenditures (recoveries) were $3,000, $143,000, $61,000, $(176,000) and $821,000 for the third quarter of 2007, the third quarter of 2006, the nine months ended 2007, the nine months ended 2006 and the fourth quarter of 2007, respectively.

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

        As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trust's disclosure controls and procedures. Based upon that evaluation and the restatement of the Trust's financial statements as described above, which arose from the material weakness in internal control over financial reporting described herein, Mike Ulrich, as Trust Officer of the Trustee, has concluded that the Trust's disclosure controls and procedures were not effective as of September 30, 2007. However, based on the additional procedures performed by Devon and the independent consultants retained by Devon during 2007, and the additional procedures performed by the independent oil and gas auditing firm retained by the Trustee to review the work performed by Devon and its consultants, the Trustee believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial position and results of operations and cash flows of the Trust as of the dates, and for the periods presented in accordance with generally accepted accounting principles.

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

QuickLinks

SPECIAL NOTE
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
SANTA FE ENERGY TRUST STATEMENTS OF CASH PROCEEDS AND DISTRIBUTABLE CASH (Unaudited) (In thousands, except per unit data)
SANTA FE ENERGY TRUST STATEMENTS OF ASSETS AND TRUST CORPUS (In thousands, except unit data)
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited) Nine Months Ended September 30, 2007 and 2006 (In thousands)
SANTA FE ENERGY TRUST NOTES TO FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 6. Exhibits
SIGNATURE